Form 10QSB
period 2007-06-30
KRANTI RESOURCES, INC.
filed 2007-08-21
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 333-142096

KRANTI RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0513655
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

103-8138 120th Street
Surrey, B.C.
Canada V3W 3N4
(Address of principal executive offices)

(604) 716-2274
(Issuer's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at July 31, 2007 there were 3,000,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Kranti Resources, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2006 included in a Form SB-2/A filed with the U.S. Securities and Exchange Commission ("SEC") on July 16, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

Unaudited

Kranti Resources, Inc. (An Exploration Stage Company)
Interim Balance Sheet
As at June 30, 2007
Unaudited

ASSETS
Current Assets
Cash	$2,388
Prepaid expenses	-
Total Current Assets	2,388

TOTAL ASSETS	$2,388

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$1,069
Due to related party (note 6)	3,985
Total Liabilities	5,054

STOCKHOLDERS' DEFICIT (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-
Common Stock, par value $0.001, 100,000,000 shares
authorized, 3,000,000 shares issued and outstanding	3,000
Additional paid-in capital	27,000
Deficit accumulated during the exploration stage	(32,666)
Total Stockholders' Deficit	(2,666)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,388

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company)
Interim Statements of Operations
Unaudited

		Cumulative
		From Inception
		(November 3,
	Three Months	Six Months	2006) to
	Ended June 30,	Ended June 30,	June 30,
	2007	2007	2007

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	-	13	27
Mining expenses	-	20,000	21,275
Professional fees	4,905	10,715	11,370
Total Operating Expenses	4,905	30,728	32,672

OTHER INCOME AND EXPENSE
Interest income	3	6	6

NET LOSS APPLICABLE TO COMMON SHARES	$(4,902)	$(30,722)	$(32,666)

Basic and Diluted Loss per Common Share	$(0.002)	$(0.01)

Weighted Average Number of Shares Outstanding	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company)
Interim Statement of Changes in Stockholders' Equity (Deficit)
For the Period of November 3, 2006 (Inception) to June 30, 2007

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance - November 3, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per share, November 20, 2006	500,000	500	4,500	-	5,000

Common shares issued for cash at $0.01 per share, December 13, 2006	2,500,000	2,500	22,500	-	25,000

Loss for the period	-	-	-	(1,944)	(1,944)

Balance - December 31, 2006 (audited)	3,000,000	3,000	27,000	(1,944)	28,056

Loss for the period	-	-	-	(30,722)	(30,722)

Balance - June 30, 2007 (unaudited)	3,000,000	$3,000	$27,000	$(32,666)	$(2,666)

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company)
Interim Statements of Cash Flows
Unaudited

		Cumulative
		from Inception
	Six Months	(November 3, 2006)
	Ended June 30,	to June 30,
	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,722)	$(32,666)

Adjustments to reconcile net loss to
net cash used in operating activities:
Decrease in prepaid expenses	4,345	-
Increase (Decrease) in accounts payable	(206)	1,069
Net cash used in operating activities	(26,583)	(31,597)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	3,985	3,985
Issuance of common stock for cash	-	30,000
Net cash provided by financing activities	3,985	33,985

Net increase (decrease) in cash and cash equivalents	(22,598)	2,388

Cash and cash equivalents - beginning of period	24,986	-

Cash and cash equivalents - end of period	$2,388	$2,388

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2007

1. Organization

Kranti Resources, Inc. (the "Company") was incorporated on November 3, 2006 in the State of Nevada, U.S.A. It is based in Vancouver, B.C. Canada. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is December 31.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of resource properties. The Company has the right to conduct exploration work on one (1) mineral mining claim in Clinton Mining Division, British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. To date, the Company's activities have been limited to its formation and the raising of equity capital.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

2. Significant Accounting Policies

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,388 in cash and cash equivalents at June 30, 2007.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on November 3, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Kranti Resources, Inc. (An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2007

2. Significant Accounting Policies - Continued

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Kranti Resources, Inc. (An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2007

2. Significant Accounting Policies - Continued

Foreign Currency Translations

The Company's functional currency is the Canadian dollar. The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" as follows:

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

Equity at historical rates.

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to June 30, 2007.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

Kranti Resources, Inc. (An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2007

2. Significant Accounting Policies - Continued

Recent Accounting Pronouncements - Continued

In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company's future financial reporting when applicable.

Kranti Resources, Inc. (An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2007

             Stockholders' Equity

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

On November 20, 2006 and December 13, 2006, the Company issued 500,000 common shares and 2,500,000 common shares, respectively, at $0.01 per share, resulting in total proceeds of $30,000, and 3,000,000 common shares issued and outstanding at June 30, 2007. These shares were issued to directors and officers of the Company.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

4. Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 3, 2006 (date of inception) through June 30, 2007 of $32,666 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $11,400 were offset by the valuation allowance, which increased by $10,800 during the six months ended June 30, 2007.

5. Mineral Property Costs

On January 18, 2007, the Company entered into an option to purchase agreement (the Agreement) to purchase an undivided interest in one (1) mining claim, consisting of 478.495 Hectares (1,182.362 Acres) on property located in the Clinton Mining District, British Columbia, Canada (the Property) for $20,000 USD. In addition to the property payment, the Company is required to incur $175,000 CAD (Canadian Dollars) of exploration work on the property over four years and to pay a 4% royalty on all mineral commodities sold from the property. This royalty is payable as follows:

A 2% royalty of Net Smelter Returns to Candorado Operating Company Ltd., which shall be reduced to 1% upon payment of $500,000 CAD and may be paid out in full and terminated upon payment of a further $500,000 CAD, at any time.

A 2% royalty of Net Smelter Returns to the property vendor, which shall be reduced to 1% upon payment of $1,000,000 CAD and may be paid out in full and terminated upon the payment of a further $1,000,000 CAD, at any time.

Kranti Resources, Inc. (An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2007

5. Mineral Property Costs - Continued

A Geologist has recommended a work program of $25,000 CAD, which will be part of the expenditure commitment and must be completed in the first year. The program consists of surveying a control grid, soil and rock chip sampling and geological mapping.

During the six months ended June 30, 2007, the Company made total property payments of $20,000 USD as outlined by the Agreement. As of June 30, 2007, no exploration has been performed on the Property.

Due to Related Party

As of June 30, 2007, the Company was obligated to a director, who is also an officer and a shareholder, for a non-interest bearing demand loan with a balance of $3,985. The Company plans to pay the loan back as cash flows become available. Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2007, the Company has a working capital deficiency of $2,666 and an accumulated deficit of $32,666. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. PLAN OF OPERATION

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

We have generated no revenues since inception (November 3, 2006) and have incurred $32,666 in expenses through June 30, 2007.

The following table provides selected financial data about our company as of and for the six-month period ended June 30, 2007.
Balance Sheet Data:	June 30, 2007

Cash	$2,388
Total assets	$2,388
Total liabilities	$5,054
Stockholders' deficit	$2,666

Our cash in the bank at June 30, 2007 was $2,388. Net cash provided by financing activities since inception through June 30, 2007, was $33,985, consisting of $30,000 raised from the sale of common shares to directors and $3,985 in loans from an officer and director of the Company.

Plan of Operation

Kranti is a start-up, exploration stage mining company and has not yet generated or realized any revenues from its business operations.

Our auditors have issued a going concern opinion, on our December 31, 2006 audited financial statements as filed in our SB-2/A Registration Statement on July 16, 2007 with the SEC. This means that there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has not generated any revenues and no revenues are anticipated unless and until it begins removing and selling minerals. There is no assurance the Company will ever discover an economically viable deposit of ore or be able to extract any ore even if such a deposit is found. Accordingly, the Company must raise cash from sources other than the sale of minerals found on the Property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the amount of money in our Offering, we believe it, together with the purchase of shares by the directors ($30,000 in share purchases), will last a minimum of twelve months.

We will be conducting research in the form of exploration of the Property. Our exploration program is explained in as much detail as possible in the business section of our Prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The Property is located in the Clinton Mining District, British Columbia, Canada and is called the "The Bradley Creek Claim."

Our exploration target is to find an ore body containing copper- gold or molybdenite. Our success depends upon finding mineralized material. This includes a determination by our geologist if the property contains reserves. We have not selected a geologist as of the date of this report and will not do so until our Offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the capital to do it or because it is not economically feasible to do it, we will cease operations and investors will likely lose some or all of their investment in the Company.

In addition, Kranti may not have enough money to complete its exploration of the Property. If it turns out that the Company has not raised enough money to complete its exploration program, we will try to raise additional funds from alternative sources, potentially including: a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money, and there is no assurance that we would be able to raise additional money in the future or if such funds are available that they would be available on terms beneficial to the Company. Furthermore, if the Company engages in additional offerings of its common stock, purchasers of such stock in our Offering will have their ownership interest in the Company diluted and the value of their holdings in the Company could be diminished. If we need additional money and can't raise it, we will have to suspend or cease operations, which could result in investors losing some or all of their investment in the Company.

We must conduct exploration to determine what amount of minerals, if any, exist on the property, and if any minerals which are found can be economically extracted and profitably processed.

The Property is undeveloped raw land. Because the Company currently lacks sufficient capital, exploration and surveying has not been initiated and will not be initiated until we raise money in our Offering. Once the Offering is concluded, we intend to start exploration operations. To our knowledge, except as noted herein, the Property has never been mined. The only event that has occurred is the locating and the recording of the mining claim under the direction of Candorado Operating Company Ltd.

Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under the Property.

We do not claim to have any minerals or reserves whatsoever at this time on the Property.

The Company intends to implement an exploration program which consists of the taking of soil geochemical samples on a grid on lines 75 meters apart at 50 meter spacing with fill in samples where indicated by anomalous values. The samples should be assayed for 30 elements. Approximately 1,250 samples will be taken by 4 men over a period of one week. All samples will be boxed and shipped to a lab in British Columbia, Canada for analysis. It is estimated the total time to complete the project is 3 - 6 months, including plotting the data. The objective of this work would be to determine if there are economically recoverable copper-gold and molybdenite deposits that have been overlooked on the Property. This initial phase of work will provide enough information to allow the Company to decide whether or not to proceed to the next phase of exploration.

Based upon the results of the exploration, Mr. Gill will determine, in consultation with our geologist, if the Property is to be dropped or further exploration work done. Mr. Gill will not receive fees for his services. The proceeds from our Offering are designed only to fund the costs of an exploration program recommended by Marvin A. Mitchell, P.Eng. Additional funding will be required to take the Property to a more advanced stage of exploration. We intend to ship our samples to a lab in British Columbia, Canada.

The Company estimates the cost of the proposed work program to be $25,000 CAD ($23,500 USD). This is composed of, in CAD (Canadian funds) $3,500 for prospecting and mapping, $4,200 for wages, $2,733 for truck expense, $2,100 for sustenance, $10,625 for collecting approximately 1,250 samples, shipping and assays, and $1,842 for contingency costs. Kranti estimates it will take up to 3 - 6 months to complete the program. We will begin the program after the completion of the Offering, weather permitting. If sufficient funds are raised, we will do additional exploration based upon the results of the first program.

We have no plans to interest other companies in the Property if we do not find mineralized material.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations.

The Company does not intend to hire additional employees at this time. All of the work on the Property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologist will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage mining company which has not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet its need for cash the Company is attempting to raise money from our Offering. The Company cannot guarantee it will be able to raise enough money through its Offering to stay in business. Whatever money is raised, will be applied to the items set forth in the Use of Proceeds section of our Prospectus, as filed with the SEC. If the Company finds mineralized material and such material is economically feasible to remove, Kranti will attempt to raise additional funds to finance the removal of such ore. If the Company does not raise all of the money it needs to complete the exploration of the Property, it will have to find alternative sources of funding such as a second public offering, a private placement of securities,or loans from our officers or others.

At the present time, we have not made any arrangements to raise any capital, other than through our Offering. If the Company requires additional capital and can't raise needed funds, it will either have to temporarily suspend or cease operations permanently. The funds raised in our Offering, together with the loans advanced, will likely allow the Company to operate for a minimum of one year. Other than as described in this paragraph, there are no other financing plans for the Company.

The Company has acquired the rights to utilize the Property which contains one mining claim. The Property is staked and the Company expects to start exploration operations after completion of the Offering. As of the date of this report, Kranti has yet to begin operations. Kranti has yet to generate any revenues.

Since inception the Company has conducted two private offerings, in November and December of 2006, of its common stock, pursuant to which it issued 500,000 and 2,500,000 shares of common stock respectively. These offerings were conducted pursuant to the exemption from registration as set forth in Section 4(2), of the Securities Act of 1933 (the "Act"). The Company raised a total of $30,000 from the two private offerings.

As of June 30, 2007, our total assets were $2,388 and our total liabilities were $5,054.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $32,666 from inception (November 3, 2006) to June 30, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and loans payable from an officer of the company and at June 30, 2007, we had a working capital deficit of $2,666. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,388 in cash and cash equivalents at June 30, 2007.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on November 3, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Foreign Currency Translations

The Company's functional currency is the Canadian dollar. The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" as follows:

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

Equity at historical rates.

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to June 30, 2007.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Ben Gill, our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-142096, at the SEC website at www.sec.gov:

Exhibit

Number Description

3.1 Articles of Incorporation*

3.2 Bylaws*

31 Rule 13a-14(a)/15d-14a(a) Certifications

32 Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KRANTI RESOURCES, INC.
(Registrant)
August 20, 2007
_____________________________	BY:	/s/ Ben Gill
Date
Ben Gill
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors