Form 10QSB
period 2007-09-30
KRANTI RESOURCES, INC.
filed 2007-11-07
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at October 31, 2007 there were 4,387,500 common shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Kranti Resources, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2006 included in a Form SB-2/A filed with the U.S. Securities and Exchange Commission ("SEC") on July 16, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2007.

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Unaudited

Kranti Resources, Inc. (An Exploration Stage Company)
Interim Balance Sheet
As at September 30, 2007
Unaudited

ASSETS
Current Assets
Cash	$45,283
Prepaid expenses	7,575
Total Current Assets	52,858

TOTAL ASSETS	$52,858

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$-
Due to related party (note 6)	5,485
Total Liabilities	5,485

STOCKHOLDERS' EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-
Common Stock, par value $0.001, 100,000,000 shares
authorized, 4,387,500 shares issued and outstanding	4,388
Additional paid-in capital	81,112
Deficit accumulated during the exploration stage	(38,127)
Total Stockholders' Equity	47,373

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,858

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company)
Interim Statements of Operations
Unaudited

		Cumulative
	Three Months	Nine Months	From Inception
	Ended September 30,	Ended September 30,	(November 3, 2006) to September 30,
	2007	2007	2007

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	39	52	66
Mining expenses	2,041	22,041	23,316
Professional fees	3,461	14,176	14,831
Total Operating Expenses	5,541	36,269	38,213

OTHER INCOME AND EXPENSE
Interest income	80	86	86

NET LOSS APPLICABLE TO COMMON SHARES	$(5,461)	$(36,183)	$(38,127)

Basic and Diluted Loss per Common Share	$(0.002)	$(0.011)

Weighted Average Number of Common Shares Outstanding	3,583,929	3,195,358

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company)
Interim Statement of Changes in Stockholders' Equity
For the Period of November 3, 2006 (Inception) to September 30, 2007

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance - November 3, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per share, November 20, 2006	500,000	500	4,500	-	5,000

Common shares issued for cash at $0.01 per share, December 13, 2006	2,500,000	2,500	22,500	-	25,000

Loss for the period	-	-	-	(1,944)	(1,944)

Balance - December 31, 2006 (audited)	3,000,000	3,000	27,000	(1,944)	28,056

Common shares issued for cash at $0.04 per share	1,387,500	1,388	54,112	-	55,500

Loss for the period	-	-	-	(36,183)	(36,183)

Balance - September 30, 2007 (unaudited)	4,387,500	$4,388	$81,112	$(38,127)	$47,373

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company)
Interim Statements of Cash Flows
Unaudited

		Cumulative
		From Inception
	Nine Months Ended September 30,	(November 3, 2006) to September 30,
	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,183)	$(38,127)

Adjustments to reconcile net loss to
net cash used in operating activities:
(Increase) Decrease in prepaid expenses	(3,230)	(7,575)
Increase (Decrease) in accounts payable	(1,275)	-
Net cash used in operating activities	(40,688)	(45,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	5,485	5,485
Issuance of common stock for cash	55,500	85,500
Net cash provided by financing activities	60,985	90,985

Net increase (decrease) in cash and cash equivalents	20,297	45,283

Cash and cash equivalents - beginning of period	24,986	-

Cash and cash equivalents - end of period	$45,283	$45,283

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2007

1. Organization

Kranti Resources, Inc. (the "Company"), an exploration stage company, was incorporated on November 3, 2006 in the State of Nevada, U.S.A. It is based in Vancouver, B.C. Canada. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is December 31.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $45,283 in cash and cash equivalents at September 30, 2007.

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
September 30, 2007

2. Significant Accounting Policies - Continued

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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
September 30, 2007

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

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to September 30, 2007.

Recent Accounting Pronouncements

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
September 30, 2007

3. Stockholders' Equity

Authorized Stock
The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances
Since inception (November 3, 2006), the Company has issued 3,000,000 common shares at $0.01 per share, and 1,387,500 common shares at $0.04 per share, resulting in total proceeds of $85,500 and 4,387,500 common shares issued and outstanding at September 30, 2007. Of these shares, 3,000,000 were issued to directors and officers of the Company and 1,387,500 were issued to 31 independent investors.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

4. Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 3, 2006 (date of inception) through September 30, 2007 of $38,127 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $13,000 were offset by the valuation allowance, which increased by $12,320 during the nine months ended September 30, 2007.

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
September 30, 2007

5. Mineral Property Costs - Continued

A Geologist has recommended a work program of $25,000 CAD, which will be part of the expenditure commitment and must be completed in the first year. The program consists of surveying a control grid, soil and rock chip sampling and geological mapping.

During the nine months ended September 30, 2007, the Company made total property payments of $20,000 USD as outlined by the Agreement. As of September 30, 2007, no exploration has been performed on the Property.

The Company is also responsible for maintaining the mineral claim in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of September 30, 2007, the Company met these obligations.

6.  Due to Related Party

As of September 30, 2007, the Company was obligated to a director, who is also an officer and a shareholder, for a non-interest bearing demand loan with a balance of $5,485. The Company plans to pay the loan back as cash flows become available. Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.  Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2007, the Company has working capital of $47,373 and an accumulated deficit of $38,127. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Results of Operations

We have generated no revenues since inception (November 3, 2006) and have incurred $38,127 in expenses through September 30, 2007.

The following table provides selected financial data about our company as of and for the nine-month period ended September 30, 2007.
Balance Sheet Data:	September 30, 2007

Cash	$45,283
Total assets	$52,858
Total liabilities	$5,485
Stockholders' equity	$47,373

Our cash in the bank at September 30, 2007 was $45,283. Net cash provided by financing activities since inception through September 30, 2007, was $90,985, consisting of $30,000 raised from the sale of common shares to our three directors, $55,500 from the sale of shares through our SB-2 registration statement to 31 individuals and $5,485 in loans from an officer and director of the Company.

Plan of Operation

Kranti is a start-up, exploration stage mining company and has not yet generated or realized any revenues from its business operations.

Our auditors have issued a going concern opinion, on our December 31, 2006 audited financial statements as filed in our SB-2/A Registration Statement on July 16, 2007 with the SEC. This means that there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has not generated any revenues and no revenues are anticipated unless and until it begins removing and selling minerals. There is no assurance the Company will ever discover an economically viable deposit of ore or be able to extract any ore even if such a deposit is found. Accordingly, the Company must raise cash from sources other than the sale of minerals found on the Property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. Since we raised $55,500 in our Offering, we believe it, together with the purchase of shares by the directors ($30,000 in share purchases), will last a minimum of twelve months.

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

The Property is undeveloped raw land. Because the Company has raised $55,500 from our offering, exploration and surveying will be initiated in October, 2007, and we have advanced $7,500 CAD ($7,575 USD) to this effect. We intend to start exploration operations in October, 2007. To our knowledge, except as noted herein, the Property has never been mined. The only event that has occurred is the locating and the recording of the mining claim under the direction of Candorado Operating Company Ltd.

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

The Company intends to implement an exploration program which consists of the taking of soil geochemical samples on a grid on lines 75 meters apart at 50 meter spacing with fill in samples where indicated by anomalous values. The samples should be assayed for 30 elements. Approximately 400 samples will be taken by 4 men over a period of one week. All samples will be boxed and shipped to a lab in British Columbia, Canada for analysis. It is estimated the total time to complete the project is 3 - 6 months, including plotting the data. The objective of this work would be to determine if there are economically recoverable copper-gold and molybdenite deposits that have been overlooked on the Property. This initial phase of work will provide enough information to allow the Company to decide whether or not to proceed to the next phase of exploration.

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

The Company estimates the cost of the proposed work program to be $25,000 CAD ($25,000 USD). This is composed of, in CAD (Canadian funds) $8,000 for 400 samples, $9,730 for wages including mob and de-mob, $700 for truck rental, $400 for fuel, $240 for quad rental, $2,400 for room and board, $700 for supplies, $2,000 for assessment fees and $830 for contingency. Kranti estimates it will take up to 3 - 6 months to complete the program. We will begin the program in October, 2007, weather permitting. If sufficient funds are raised, we will do additional exploration based upon the results of the first program.

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

Liquidity and Capital Resources

To meet its need for cash the Company is attempting to raise money from our Offering. The Company cannot guarantee it will be able to raise enough money through its Offering to stay in business. Whatever money is raised, will be applied to the items set forth in the Use of Proceeds section of our Prospectus, as filed with the SEC. If the Company finds mineralized material and such material is economically feasible to remove, Kranti will attempt to raise additional funds to finance the removal of such ore. If the Company does not raise all of the money it needs to complete the exploration of the Property, it will have to find alternative sources of funding such as a second public offering, a private placement of securities, or loans from our officers or others.

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

Since inception, we have issued 3,000,000 shares of our common stock to Directors and received $30,000, from two private offerings. These offerings were conducted pursuant to the exemption from registration as set forth in Section 4(2), of the Securities Act of 1933 (the "Act"). As of September 30, 2007, we have issued 1,387,500 shares of our common stock to 31 individuals and received $55,500, from our prospectus offering. A total of 4,387,500 shares have been issued, for a total cash consideration of $85,500. Pacific Stock Transfer agency has been retained to act as the Company Transfer Agent.

As of September 30, 2007, our total assets were $52,858 and our total liabilities were $5,485.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $38,127 from inception (November 3, 2006) to September 30, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and loans payable from an officer of the Company and at September 30, 2007, we had working capital of $47,373. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $45,283 in cash and cash equivalents at September 30, 2007.

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

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to September 30, 2007.

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

None.

Item 3. DEFAULTS UPON SENIOR SECUIRITIES

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
November 6, 2007
_____________________________	BY:	/s/ Ben Gill
Date
Ben Gill
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors