Form 10KSB
period 2007-12-31
KRANTI RESOURCES, INC.
filed 2008-03-26
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

_______   KRANTI RESOURCES, INC.______

(Exact name of small business issuer as specified in its charter)

Nevada	333-142096	98-0513655
(State or other jurisdiction	(Commission file number)	(IRS Employer
of incorporation or organization)		Identification No.)

103 – 8138 120th Street

Surrey, British Columbia V3W 3N4 Canada

(Address of principal executive offices, including Zip Code)

Issuer’s telephone number: (604) 716-2274

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year. None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 1, 2008, there were 4,387,500 issued and outstanding shares of our common stock, par value $0.001 per share, held by non-affiliates. The aggregate value of the securities held by non-affiliates on March 1, 2008 was $0 as our common stock does not presently trade.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 1, 2008, there were 4,387,500 shares of our common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference. Not applicable.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

  4

Item 2.

Description of Property

12

Item 3.

Legal Proceedings

12

Item 4.

Submission of Matters to a Vote of Securities Holders

12

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters

And Small Business Issuer Purchases of Equity Securities

13

Item 6.

Management’s Discussion and Analysis or Plan of Operation

14

Item 7.

Financial Statements

F-1 – F-13

Item 8.

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

32

Item 8A.

Controls and Procedures

32

Item 8B

Other Information

32

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and

Corporate Governance; Compliance with Section 16(a) of the

Exchange Act.

32

Item 10.

Executive Compensation

35

Item 11.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

37

Item 12.

Certain Transactions and Related Transactions, and Director

Independence

38

Item 13.

Exhibits

38

Item 14.

Principal Accountant Fees and Services

38

Signatures

40

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Business.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Kranti Resources, Inc. (“Kranti” or the “Company”) was incorporated in the State of Nevada on November 3, 2006. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Business of Issuer

Exploration Stage Company

Kranti is an exploration stage mining corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. Reserves are that part of a mineral deposit which could be economically and legally extruded or produced at the time of the determination that such reserves exist.  We intend to conduct exploration activities on one property (the “Property”). Record title to the Property upon which we intend to conduct exploration activities is not held in our name. The Property is owned by Beeston Enterprises Ltd., a Nevada Corporation.   Kranti entered into an option agreement to purchase the claims through a four-year work program totaling $175,000 CAD (Canadian Dollars).  We intend to conduct exploration activities on the Bradley Creek mining claim, in the Clinton Mining District, British Columbia, Canada.  The one Property consists of 478 hectares (1,182 acres).  We intend to explore for copper-gold and molybdenite deposits on the Property.  Our administrative office is located at 103 - 8318 120th Surrey, British Columbia, Canada and our telephone number is (604) 716-2274. Our registered statutory office is located at 2248 Meridian Blvd., Ste H, Minden, NV 89423. Our fiscal year end is December 31.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

Background

On January 18, 2007, the Company executed an Option to Purchase Agreement with Beeston Enterprises Ltd., an unrelated third party that holds title to the Property.  Under the terms of the purchase agreement, we have the right to explore for copper-gold deposit or a molybdenite deposit on 478.495 hectares (1,182

acres). The Property is comprised of one mining claim in Clinton Mining District, British Columbia, Canada.   The terms of the agreement provide that Kranti will pay Beeston Enterprises Ltd. $20,000 USD upon signing, which it has done.  Incurring expenditures of $25,000 CAD (Canadian dollar) on the property on or before the first anniversary date, incurring expenditures of $25,000 CAD on the property on or before the second anniversary date, incurring expenditures of $50,000 CAD on the property on or before the third anniversary date and incurring expenditures of $75,000 CAD on the property on or before the fourth anniversary date is also required.  Upon the exercise of the Option, Kranti agrees to pay the following royalties:

(a)

A royalty of Two Percent (2%) of Net Smelter Returns to Candorado Operating Company Ltd. (“Candorado”) a British Columbia corporation, which royalty may be reduced to One Percent (1%) upon payment of Five Hundred Thousand Dollars ($500,000) Canadian Funds to Candorado at any time, and may be paid out in full and terminated upon payment of a further Five Hundred Thousand Dollars ($500,000) Canadian Funds to Candorado at any time; and

(b)

An additional royalty of Two Percent (2%) of Net Smelter Returns to Beeston

Enterprises Ltd. (Optionor), which royalty may be reduced by One Percent (1%) upon payment of One Million Dollars ($1,000,000) Canadian Funds to the Optionor at any time and may be paid out in full and terminated upon the payment of a further One Million Dollars ($1,000,000) Canadian Funds to the Optionor at any time.

The Company may terminate the Agreement upon giving thirty (30) days notice.   The Property is subject to the rules and regulations of the Ministry of Energy Mines and Petroleum (EMPR).  We will be exploring for mineralized material.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.    The Agreement grants us the right to enter the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the Property.

We will be responsible for payment of any taxes and maintenance fees due to the Mineral Title Office for 2007, and every year thereafter. Pursuant to the Agreement, it is understood and agreed that in the event either party stakes additional claims within one mile of the existing outer boundary of the Bradley Creek claim, those claims will become part of this Agreement.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

The agreement calls for title of the mineral claims to be transferred to Kranti upon making the payments and incurring the expenditures.  Kranti is required to return the claims to Beeston Enterprises Ltd. in the event that it does not fulfill the terms of the Option to Purchase Agreement.  As optionee, Kranti has the right to enter the Property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the Property.

The Property is unencumbered and there are no competitive conditions which affect the Property. Further, there is no insurance covering the Property and we believe that no insurance is necessary since the Property is unimproved.

To date we have not performed any work on the Property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the Property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Claim

The Property consists of one (1) claim. The claim has been legally located and filed with the Mineral Title Office in British Columbia, Canada. The annual recording fee and work fee required if a work program is not completed on the claim was paid July 25, 2007 to Beeston in the amount of $2,040 CAD which in turn Beeston paid the Minister of Finance.  The claim is valid to September 6, 2008.  Since Kranti has completed its work program it will file with the Minister of Finance its work program in order to be valid to September 6, 2009.

Claim

The following is a list of the claim number, location, and date of recording of our claim:

Tenure No.	Tenure Type, Claim Name, Map Number	Good To Date
540512	Mineral, CD06, 092P	Sept. 6, 2008

In total one mineral claim, representing an area of 478.495 hectares (1,182 acres).

Location and Access

The Bradley Creek mining claim is located approximately 25 kilometres east of Lac La Hache, or approximately 60 kilometres north-east of the Town of 100 Mile House.  The Towns of 100 Mile House and Lac La Hache lie approximately half-way between Vancouver, B.C and Prince George, B.C. on Highway 97.  The area can be reached via the Forest Grove/Canim Lake Road just to the north of 100 Mile House or by a network of logging roads and tracks which extend east of Lac La Hache.  From the Canim Lake Road a logging road branches to the north 7 kilometres to the south of Ruth Lake Park and passes through the claim, and from this road a network of logging roads accesses most of the claim.   The claim is in the Clinton Mining District.

The property terrain is like most of the terrain in the Caribou Regional District, well forested with rolling hills, and elevations ranging from 3,000 ft. in Bradley Creek bordering the west side of the property.

The climate is generally dry, continental with a warm summer and a cold winter.  Precipitation is 42-62 centimetres/year with up to 30 centimetres occurring as snow.

History

One showing, the Math showing, is found 7.5 kilometres to the south of the Bradley property.  Another showing, the Tim showing, is found 8 kilometres to the west-north west of the central portion of the property.

The Tim (Tim #1, #2 and #3) copper showings are located north of Timothy Mountain in the Westman Creek Area, approximately 21 kilometres northeast of Lac La Hache.  Three showings, Tim #1, #2 and #3, have been trenched over a northwest-trending zone for a distance of approximately 500 meters on the property.  Anomalous results obtained in stream sediment geochemical surveys by Coranex Ltd. in the area south of Peach Lake in 1966 resulted in the staking of the Tim claims which covered a large area south of Peach Lake, including the as of yet undiscovered Tim showings.  A program of geological, soil geochemical, magnetometer, induced polarization and prospecting surveys were undertaken in 1967 mainly in the area northwest of the Tim showings, however three induced polarization anomalies designated “M”, “N” and “O” were detected.  The anomalies were tested by trenching and a “minor amount of disseminated chalcopyrite and bornite with pyrite was exposed” over what are now termed the Tim #1, #2 and #3 showings.  The property was geologically mapped by Amax Exploration Inc. and subsequently dropped.  The area was re-staked by Stallion Resources Limited in 1979 and soil geochemical sampling, trenching and diamond drilling was undertaken, mainly in areas where the work by Coranex had outlined induced polarization anomalies in 1969.  In 1983, Stallion diamond drilled six short holes totalling 312 metres on the Tim #1 showing.  Diamond drill hole #1 intersected 42.7 metres grading 2.76% Cu, 25.4 g/t Ag and 0.6 g/t Au from surface to 42.7 metres.  None of the other holes showed near as much encouragement.  In 1988, Liberty Gold Corporation optioned the claims and between 1988 and 1990 completed VLF-EM, magnetometer, soil geochemical and induced polarization surveys as well as geological mapping, percussion drilling (736 metres in seven holes) and 1245 metres of diamond drilling in 12 holes.  In 1998, the Tim and Math claims were staked by Mr. Paul Reynolds, who completed a program of geological mapping.

The Math property is located 24 kilometres east-northeast of Lac La Hache and is readily accessible by secondary and logging roads.  This area was first staked by Pickands Mather and Company in 1972, following up anomalous molybdenum values from samples obtained in a lake bottom sediment survey.  In 1973, Pickands Mather completed a program which included geological mapping, 149 kilometres of linecutting, soil sampling (3882 samples),  magnetometer and induced polarization surveying, a mercury vapour survey, test pitting and some diamond drilling (590 metres in 9 holes).  The area was re-staked by Denison Mines Limited in 1980 who completed soil geochemical and biogeochemical surveys.  In 1984, the property was re-staked by Herb Wahl and Associates Limited and a small linecutting (2 kilometres) and geochemical sampling program (19 humus samples, 6 silt samples, 30 till samples and 12 rock samples) was completed.  In 1996, Guardian Enterprises Limited collected 25 rock and 9 soil samples on the property and analyzed them for 30 elements utilizing the inductively coupled plasma and fire assay techniques.

Geology

The Property is mainly underlain by the granites of the Thuya and Takomkane Batholiths. The early Jurassic Takomkane Batholith which intrudes Upper Triassic Nicola Group volcanic rocks on the south and west is in fault contact with Lower Jurassic volcanic and sedimentary rocks to the east and north.  A syenodiorite phase, a granodiorite phase and a porphyritic biotite granodiorite phase make up the Takomkane Batholith.  These intrusive rocks are again under saturated syenites, monzonites, diorites and gabbros and are commonly porphyritic intruded as dikes, breccias and small stocks.  They are generally believed to be coeval sub-volcanic intrusive expressions of Nicola volcanism.  Previous workers have indicated that a number of faults are located to the west of the claim.  The granites of the Thuya and Takomkane Batholiths host copper-gold deposits such as the Caribou Bell-Mount Polley deposit and Molybdenum deposits such as the Boss Mountain deposit.

GLOSSARY OF MINING TERMS

Anomalous	A departure from the norm which may indicate the presence of mineralization
Breccia	Typically a sedimentary rock composed of angular fragments from a previous rock structure, cemented in a matrix that may be of a similar or a different material
Chalcopyrite	A sulphide mineral of copper and iron; the most important ore mineral in copper
Diamond drill	A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections
Diorite	A grey to dark grey intermediate intrusive igneous rock composed principally of plagioclase feldspar (typically andesine), hornblende, and/or pyroxene
Fault	A fracture dividing a rock into two sections that have visibly moved relative to each other
Gabbro	A dark, coarse-grained, intrusive igneous rock chemically equivalent to basalt
Geological mapping	The process of observing and measuring geological features in a given area and plotting these features, to scale, onto a map
Geophysical survey	A method of exploration that measures the physical properties of rock formations including magnetism, specific gravity, electrical conductivity and resistance
Magnetometer	A scientific instrument used to measure the strength and/or direction of the magnetic field in the vicinity of the instrument

Molybdenum

Molybdenum is a transition metal. The pure metal is silvery white in color, fairly soft, and has one of the highest melting points of all pure elements. In small quantities, molybdenum is effective at hardening steel.

Monzonite

An intermediate igneous intrusive rock composed of approximately equal amounts of sodic to intermediate plagioclase and orthoclase feldspars with minor amounts of hornblende, biotite and other minerals

Pyrite	An iron sulfide that has isometric crystals that usually appears as cubes. Commonly called Fool’s Gold.
Syenite	A coarse-grained intrusive igneous rock of the same general composition as granite but with the quartz either absent or present in relatively small amounts
Trenching	The digging of long, narrow excavation through soil, or rock, to expose mineralization
Volcanic Rock	Igneous rocks formed from magma that has flowed out or has been violently ejected from a volcano

Supplies

Supplies and manpower are readily available for exploration of the Property.

Other

Other than our Option to Purchase Agreement on the Property, we own no plants or other property.  Kranti has the right to conduct exploration activity in accordance with the rules and regulations of the regulatory authorities.

Our Exploration Program

The trenching program started and terminated in October 2007, after which reclamation of the trenches was initiated. All samples have been sent to ACME Analytical Laboratories Ltd., of Vancouver BC Canada. The Directors will await the final report and assay results before making any decisions about the property.

We do not claim to have any minerals or reserves whatsoever at this time on any property.

The cost of our work program was provided by Mr. Rick Henderson, of Hendex Exploration Services Ltd (“Hendex”). He estimated the cost of supervision, trenching, grid mapping, metal detecting, sample analysis, assays, labour and supplies to be CAD$25,000 (USD$25,000).   Hendex was paid $14,954 in September and November 2007, for our work program.

We do not have any plan to take our Company to revenue generation, since we have not yet found economic mineralization, and it is impossible to project revenue generation from no significant data.

Competitive Factors

The copper-gold mining industry is fragmented with many, copper/gold prospectors and producers of varying sizes.  Because the Company is in the exploration stage it is difficult to adequately describe our competitors.  Unless and until the Company locates any economically viable mineral deposits on the Property our activities will have little, if any, effect on the marketplace for mining production.  However, if an economically viable deposit of ore is located on the Property, certain competitive pressures will come to bear on the Company, including but not limited to: the large number of mining operations located in Canada, North America and around the World; that many other mining operations are better funded, have more experience, have more knowledgeable personnel, and are further along in their production of ore; general World economic conditions and other specific economic conditions related to our geographic area, industry and related third party industries.

Regulations

Our mineral exploration program is subject to the regulations of the Ministry of Energy, Mines and Petroleum in British Columbia.  It is tasked with directing the responsible development of British Columbia’s energy and mineral sectors.  In addition, the Company’s mining activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment.  Compliance with such laws and regulations may necessitate additional capital outlays, affect the economics of a project and cause changes or delays in the Company’s activities.

Work Fees Requirement

The Mineral Titles Branch, of British Columbia requires a mineral claim holder to file and pay fees in lieu of work on the claims.  The first three years the cost is $4 CAD/hectare/year.  The fourth year and beyond the fee, in lieu of work, is $8 CAD/hectare/year.  Kranti has paid its fees through September 6, 2008.  Since the exploration work was not completed by September 6, 2007, Kranti paid the fees in lieu of work on the claim to Beeston on July 25, 2007, in the amount of $2,040 CAD.  Beeston paid the Minister of Finance.

Recording Fees Requirements

The Mine Titles Branch requires that each holder of a mining claim pay a yearly recording fee of $0.40 CAD/hectare/year.  Kranti’s mineral claim is good until September 6, 2008.  After this date, Kranti will be required to pay a recording fee of $0.40 CAD/hectare/year, which would be $191.40 CAD.  Beeston paid this amount from the monies that Kranti sent Beeston on July 25, 2007.

Mining Claims

The Company believes that it is in compliance with all applicable laws and regulations and will continue to so comply with such laws in the future. The failure to comply with all applicable laws and regulations will likely have a negative effect on the Company’s operations.

Kranti is responsible for providing a safe working environment; not disrupting sensitive archaeological sites; and for conducting its activities so as to prevent unnecessary damage to the Property.

Our geologist will secure all necessary permits for exploration and, if development is warranted on the Property, will file final plans of operation before we start any mining operations. At this point, a permit from the Mines Branch would be required. Also, we would be required to comply with the laws of British Columbia, Canada. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. To the best of the Company’s belief and knowledge, no known endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with applicable environmental laws and regulations, since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

On completion of the work on the mining claim, a Statement of Work must be filed electronically.  Along with the Statement of Work, the geologist will be required to file an annual Summary of Activities form for mineral and coal exploration with the Mines Branch.

Exploration stage companies have little need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We will only be using "non-intrusive" exploration techniques and will leave no indication that a sample was taken from the area. Our geologist and his employees will be required to leave the area in the same condition as they found it.

Subcontractors

We intend to use the services of a geologist, who will supervise the subcontractors for exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our two officers and three directors are part-time employees and will devote up to 40% of their time, or up to 16 hours per work week to our operation. Our directors and officers do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Risks associated with Kranti Resources, Inc.

Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation and the funds we raised from our offering will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues for the foreseeable future.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property may not contain any reserves. As such, any funds spent on exploration will probably be lost and the Company may cease operations.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on November 3, 2006, and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2007 is $57,904. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate mineralized material
*	our ability to generate revenues
*	our ability to reduce exploration costs

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we cannot locate qualified personnel, we may have to suspend or cease operations.

Our management has no direct training or experience in exploring for, starting, and operating an exploration program and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations.

Because we are small and do not have much capital, we may have to limit our exploration activity.

Because we are small and do not have much capital, we may have to limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and we may cease operations.

Because Messrs. Gill, Grewal, and Lessing (our officers and directors) have other outside business activities and will only be devoting up to 40% of their time, or up to 16 hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because our officers and directors have other outside business activities and will only be devoting between 0-40% of their time, or 0-16 hours per week to our operations, our operations may be sporadic and occur at times which are convenient to Messrs. Gill, Grewal, and Lessing.  Messrs. Gill and Grewal will devote up to 40%, or 16 hours per week and Mr. Lessing will devote up to 10%, or 4 hours per week.  As a result, exploration of the property may be periodically interrupted or suspended.

If access to our mineral claim is restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

It is possible that snow or rain could cause roads providing access to our claim to become impassable.  If the roads are impassable we will be delayed in our exploration timetable.

If our officers and directors resign or die without having found replacements our operations will be suspended or cease.

We have two officers and three directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to operate the Company. Further, we do not have key man insurance. If we lose the services of our officers and directors, and until we find other persons to replace them, our operations will be suspended or cease entirely.

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We are represented by market makers and have our common shares quoted on the OTC Electronic Bulletin Board.  To maintain eligibility for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers are not permitted to quote a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to generate sufficient revenues to remain in compliance it may be difficult for stockholders to resell their shares, if at all.

REPORTS TO SECURITY HOLDERS

The Company is not required to provide annual reports to security holders.

We are subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and will file reports including, but not limited to, Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements on Schedule 14.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate offices are located at 103 - 8318 120th Street, Surrey, British Columbia, Canada, V3W 3N4. We do not pay rent for the area at the offices of Canam Currency Exchange, which is approximately 100 sq. feet.

We have no other property at this time. However, we intend to conduct exploration activities on one property. Record title to the Property upon which we intend to conduct exploration activities is not held in our name. The Property is owned by Beeston Enterprises Ltd.  Kranti entered into an Option to Purchase Agreement to purchase the claim through a payment on signing totaling $20,000 USD and a four-year work program totaling $175,000 CAD. We intend to conduct exploration activities on the Bradley Creek mining claim located in the Clinton Mining District, British Columbia, Canada. The Property consists of one (1) mining claim of 478.495 hectares. We intend to explore for copper- gold and molybdenite deposits on the Property.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending or, to our knowledge, threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “KRRI.” However, our common stock has not been traded since our inception.  Accordingly, there is no present market for our securities. Our common stock has been quoted on the OTCBB since January 23, 2008.

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 1, 2008, there were 34 record holders of our common stock.

The stock transfer agent for our securities is Pacific Stock Transfer, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119, Telephone (702) 361-3033.

Status of our public offering

On August 10, 2007, our Form SB-2 registration statement (SEC file no. 333-142096) was declared effective by the SEC.  During August 2007, we completed our public offering by selling 1,387,500 shares of common stock to 31 persons in consideration of $55,500.  We closed our offering on October 31, 2007.

Since completing our public offering through January 31, 2008, we have used the proceeds as follows:

Mineral Exploration Expenses

$      14,954

Property Option Payments

$

-

Professional Fees

$        8,081

Office Expenses

$

   -

Cash on Hand

$      32,465

Total

$       55,500

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no authorized equity compensation plans and no outstanding options, warrants or similar rights.

Recent Sales of Unregistered Securities

None.

ITEM 6.  PLAN OF OPERATION

Results of Operations

We are an exploration stage corporation.  We have generated no revenues since inception (November 3, 2006) and have incurred $57,904 in expenses through December 31, 2007.

The following table provides selected financial data about our company as of and for the year ended December 31, 2007 and for the period of inception (November 3, 2006) to December 31, 2006.

	Year Ended	From Inception to
Balance Sheet Data:	December 31, 2007	December 31, 2006

Cash	$33,250	$24,986
Total assets	$33,745	$29,331
Total liabilities	$6,149	$1,275
Stockholders' equity	$27,596	$28,056

Our cash in the bank at December 31, 2007 was $33,250.  Net cash provided by financing activities since inception through December 31, 2007, was $90,985, consisting of $30,000 raised from the sale of common shares to our three directors, $55,500 from the sale of shares through our SB-2 registration statement to 31 non-affiliated individuals and $5,485 in loans from an officer and director of the Company.

Our auditors have issued an opinion that there is a substantial doubt that we can continue as an on-going business for the next 12 months.

Plan of Operation

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Kranti is a start-up, exploration stage mining company and has not yet generated or realized any revenues from its business operations.

Our auditors have issued a going concern opinion on our December 31, 2007 audited financial statements, as filed in this Form 10-KSB (refer to note 7). This means that there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has not generated any revenues and no revenues are anticipated unless and until it begins removing and selling minerals. There is no assurance the Company will ever discover an economically viable deposit of ore or be able to extract any ore even if such a deposit is found. Accordingly, the Company must raise cash from sources other than the sale of minerals found on the Property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. Since we raised $55,500 in our Offering, we believe it, together with the purchase of shares by the directors ($30,000 in share purchases), will last a minimum of twelve months.

We have used much of the above-mentioned funds to explore and maintain our resource property located in the Clinton Mining District, British Columbia Canada (“The Bradley Creek Claim”). Our exploration program is explained in as much detail as possible in the business section of this 10-KSB. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing copper-gold or molybdenite. Our success depends upon finding mineralized material. This includes a determination by our geologists if the property contains reserves.  We have retained Rick Henderson, of Hendex Exploration Services Ltd., to supervise the exploration work on the property.

Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may cease operations.

The initial offering produced sufficient funds to pay for the 2007 exploration program and administration costs for the next 12 months.  However, if the Company requires additional funds, we will try to raise additional funds from a second public offering, a private placement or loans.

The Company retained Rick Henderson, of Hendex Exploration Services Ltd., Prince George, British Columbia Canada, to do a work program based upon his recommendations in his report for the Bradley Creek Claim located in the Clinton Mining District, British Columbia Canada.  Mr. Henderson recommended a program of detailed geological mapping, and trenching. A total of approximately $14,954 was paid in September and November 2007.  The program was started and completed in October 2007 and the samples were sent to be assayed by ACME Analytical Laboratories Ltd., 852 E. Hastings Street, Vancouver, B.C. Canada.

Our Exploration Program

The trenching program started October 18, 2007 and was terminated on October 23, 2007 after which reclamation of the trenches was initiated. The Company’s Directors will await the final report and assay results before making any decisions about the property.

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation, and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Liquidity and Capital Resources

To meet our need for cash we raised $55,500 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised will be applied to the items set forth in the Use of Proceeds section of our Prospectus filed with the SEC and as explained throughout this 10-KSB. There is a possibility that we will run out of money before we find mineralized material. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering, or through debt financing.

At the present time, we have not made any arrangements to raise any capital, other than through our Offering. If the Company requires additional capital and can not raise needed funds, it will either have to temporarily suspend or cease operations permanently. The funds raised in our Offering, together with the loans advanced, will likely allow the Company to operate for a minimum of one year. Other than as described in this paragraph, there are no other financing plans for the Company.

The Company has acquired the rights to utilize the Property which contains one mining claim. The Property is staked and we began and finished the exploration work program during October 2007.

Since inception of the Company on November 3, 2006 to December 31, 2007, we have issued 4,387,500 shares of our common stock at $0.001 and $0.04 per share for total proceeds of $85,500.

As of December 31, 2007, our total assets were $33,745 and our total liabilities were $6,149.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $57,904 from inception (November 3, 2006) to December 31, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and loans payable from an officer of the Company and at December 31, 2007, we had working capital of $27,596. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $33,250 in cash and cash equivalents at December 31, 2007.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

				From Inception
				(November 3,
		Year Ended		2006) to
		December 31,		December 31,
		2007		2006

Net loss	$	(55,960)	$	(1,944)

Weighted average common shares
outstanding (Basic)		3,496,669		1,129,310
Options		-		-
Warrants		-		-
Weighted average common shares
outstanding (Diluted)		3,496,669		1,129,310

Net loss per share (Basic and Diluted)		$(0.016)		$(0.002)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Foreign Currency Translations

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" as follows:

i)

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

ii)

Equity at historical rates.

iii)

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to December 31, 2007.

ITEM 7 – FINANCIAL STATEMENTS.

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF NOVEMBER 3, 2006 (INCEPTION) TO DECEMBER 31, 2007

Page(s)

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets at December 31, 2007 and 2006	F-4

Statements of Operations for the year ended December 31, 2007, and from inception
(November 3, 2006) to December 31, 2006, and cumulative totals from
inception to December 31, 2007	F-5

Statements of Changes in Stockholders’ Equity for the period of November 3, 2006
(Inception) to December 31, 2007	F-6

Statements of Cash Flows for the year ended December 31, 2007, and from inception
(November 3, 2006) to December 31, 2006, and cumulative totals from
inception to December 31, 2007	F-7

Notes to Audited Financial Statements	F-8 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kranti Resources, Inc.

We have audited the accompanying balance sheets of Kranti Resources, Inc. (a development stage enterprise) (the Company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the period of inception (November 3, 2006) through December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranti Resources, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in financial statement Note 7, the Company has incurred losses since inception, and has not engaged in any operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 10, 2008

Kranti Resources, Inc. (An Exploration Stage Company) Balance Sheets As at December 31,

	2007	2006
ASSETS
Current Assets
Cash	$33,250	$24,986
Prepaid expenses	495	4,345
Total Current Assets	33,745	29,331

TOTAL ASSETS	$33,745	$29,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$664	$1,275
Due to related party (note 6)	5,485	-
Total Liabilities	6,149	1,275

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares
authorized, 4,387,500 (3,000,000 – December 31, 2006) shares
issued and outstanding	4,388	3,000
Additional paid-in capital	81,112	27,000
Deficit accumulated during the exploration stage	(57,904)	(1,944)
Total Stockholders’ Equity	27,596	28,056

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,745	$29,331

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Statements of Operations

			Cumulative
		From Inception	From Inception
		(November 3,	(November 3,
	Year Ended	2006) to	2006) to
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	342	14	356
Mining expenses	36,994	1,275	38,269
Professional fees	18,903	655	19,558
Total Operating Expenses	56,239	1,944	58,183

OTHER INCOME AND EXPENSE
Interest income	279	-	279

NET LOSS APPLICABLE TO
COMMON SHARES	$(55,960)	$(1,944)	$(57,904)

Basic and Diluted Loss per
Common Share	$(0.016)	$(0.002)

Weighted Average Number of Common
Shares Outstanding	3,496,669	1,129,310

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Statements of Changes in Stockholders’ Equity For the Period of November 3, 2006 (Inception) to December 31, 2007

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance - November 3, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per
share, November 20, 2006	500,000	500	4,500	-	5,000

Common shares issued for cash at $0.01
per share, December 13, 2006	2,500,000	2,500	22,500	-	25,000

Loss for the period	-	-	-	(1,944)	(1,944)

Balance - December 31, 2006	3,000,000	3,000	27,000	(1,944)	28,056

Common shares issued for cash at $0.04 per
share, August 29, 2007	1,387,500	1,388	54,112	-	55,500

Loss for the year	-	-	-	(55,960)	(55,960)

Balance – December 31, 2007	4,387,500	$4,388	$81,112	$(57,904)	$27,596

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Statements of Cash Flows

			Cumulative
		From Inception	From Inception
		(November 3,	(November 3,
	Year Ended	2006) to	2006) to
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,960)	$(1,944)	$(57,904)

Adjustments to reconcile net loss to
net cash used in operating activities:
(Increase) Decrease in prepaid expenses	3,850	(4,345)	(495)
Increase (Decrease) in accounts payable	(611)	1,275	664
Net cash used in operating activities	(52,721)	(5,014)	(57,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	5,485	-	5,485
Issuance of common stock for cash	55,500	30,000	85,500
Net cash provided by financing activities	60,985	30,000	90,985

Net increase in cash and cash equivalents	8,264	24,986	33,250

Cash and cash equivalents - beginning of period	24,986	-	-

Cash and cash equivalents - end of period	$33,250	$24,986	$33,250

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Audited Financial Statements December 31, 2007 and 2006

1.

Organization

Kranti Resources, Inc. (the “Company”), an exploration stage company, was incorporated on November 3, 2006 in the State of Nevada, U.S.A.  It is based in Vancouver, B.C. Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of resource properties.  The Company has the right to conduct exploration work on one (1) mineral mining claim in Clinton Mining Division, British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to development of business plans and the exploration of mineral properties.

2.

Significant Accounting Policies

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $33,250 and $24,986 in cash and cash equivalents at December 31, 2007 and 2006, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Audited Financial Statements December 31, 2007 and 2006

2.

Significant Accounting Policies – Continued

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

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

		From Inception
		(November 3,
	Year Ended	2006) to
	December 31,	December 31,
	2007	2006

Net loss	$(55,960)	$(1,944)

Weighted average common shares
outstanding (Basic)	3,496,669	1,129,310
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	3,496,669	1,129,310

Net loss per share (Basic and Diluted)	$(0.016)	$(0.002)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Audited Financial Statements December 31, 2007 and 2006

2.

Significant Accounting Policies - Continued

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Foreign Currency Translations

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" as follows:

i)

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

ii)

Equity at historical rates.

iii)

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to December 31, 2007.

Recent Accounting Pronouncements

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Audited Financial Statements December 31, 2007 and 2006

Recent Accounting Pronouncements - Continued

In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

3.

Stockholders’ Equity

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since inception (November 3, 2006), the Company has issued 3,000,000 common shares at $0.01 per share, and 1,387,500 common shares at $0.04 per share, resulting in total proceeds of $85,500 and 4,387,500 common shares issued and outstanding at December 31, 2007 (3,000,000 common shares at December 31, 2006).  Of these shares, 3,000,000 were issued to directors and officers of the Company and 1,387,500 were issued to 31 non-affiliated investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Audited Financial Statements December 31, 2007 and 2006

4.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 3, 2006 (date of inception) through December 31, 2007 of $57,904 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $20,000 were offset by the valuation allowance, which increased by $19,000 and $680 during the year ended December 31, 2007 and the period ended December 31, 2006, respectively.

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

•

A 2% royalty of Net Smelter Returns to Candorado Operating Company Ltd., which shall be reduced to 1% upon payment of $500,000 CAD and may be paid out in full and terminated upon payment of a further $500,000 CAD, at any time.

•

A 2% royalty of Net Smelter Returns to the property vendor, which shall be reduced to 1% upon payment of $1,000,000 CAD and may be paid out in full and terminated upon the payment of a further $1,000,000 CAD, at any time.

During October 2007, per the recommendation of a Geologist, the Company spent $14,290 CAD ($14,954 USD) on our work program.  This expenditure is part of our required exploration work commitment.  The program consisted of surveying a control grid, soil and rock chip sampling and geological mapping.

During the year ended December 31, 2007, the Company made total property payments of $20,000 USD as outlined by the Agreement.

The Company is also responsible for maintaining the mineral claim in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of December 31, 2007, the Company met these obligations.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Audited Financial Statements December 31, 2007 and 2006

6.

Due to Related Party

As of December 31, 2007, the Company was obligated to a director, who is also an officer and a shareholder, for a non-interest bearing demand loan with a balance of $5,485 ($nil - December 31, 2006).  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2007, the Company has working capital of $27,596 and an accumulated deficit of $57,904.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Benny Gill, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, he concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide a reasonable level of assurance that information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL

PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH

SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of December 31, 2007, with respect to our officers and directors:

Name and Address	Age	Positions
Benny Gill 103 – 8318 120th Street Surrey, B.C., Canada V3W 3N4	37	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

Karnpal Grewal 103 – 8318 120th Street Surrey, B.C., Canada V3W 3N4	28	Secretary, Treasurer and a member of the Board of Directors

Aaron Lessing 103 – 8318 120th Street Surrey, B.C., Canada V3W 3N4	47	Member of the Board of Directors

Ben Gill, Karnpal Grewal, and Aaron Lessing have held their office/position since inception and are expected to hold said offices/positions until the next annual meeting of our stockholders.  The officers and directors are our only officers, directors, promoters and control persons.

Background of Officers and Directors

Benny Gill has been our President, Principal Financial Officer, Principal Executive Officer, Principal Accounting Officer and a Member of the Board of Directors since inception. Mr. Gill graduated from the Duchess Park Senior Secondary; Prince George BC, in June 1988 with a Diploma.  Mr. Gill also attended Kwantlen University College, Surrey BC in 1991.  Mr. Gill spent several years from 1997 - 2000 working in financial institutions as Financial Service Officer and mortgage consultant for Vancity Savings Credit Union, 2000 - 2002, Canadian Imperial Bank of Commerce, and was assistant manager at Citi Financial,  2002 – 2003.  In 2002, Mr. Gill obtained his Mutual Funds certificate and CSC certificate from Canadian Securities.  Mr. Gill owned and was the President of a target marketing company in 1992 (Indo Canadian Business Pages Ltd.) and sold it in 1997.  From October, 2003 to June, 2007 Mr. Gill owned a foreign exchange company; Canam Currency Exchange Ltd.  Mr. Gill is also the President of BTS Construction Ltd.

             Karnpal Grewal has been our Secretary, Treasurer and a Member of the Board of Directors since inception.  Mr. Grewal attended Kwantlen College University from 1998-2001, Surrey BC, where he studied Business Administration.  During 2001-2003 he was the Account Manager for Custom House Global Foreign Exchange.  From 2003 until June 2007, Mr. Grewal was employed with Canam Currency Exchange Ltd, where he was the Secretary and Director.  Mr. Grewal is also the President, Secretary and Treasurer of Alexis Installations & Contracting Ltd.

Aaron M. Lessing is a Member of the Board of Directors.  Mr. Lessing graduated from the University of British Columbia in 1990 from the Faculty of Law and is a member in good standing with the Law Society of British Columbia.  Since 1993, Mr. Lessing has been a successful partner in a medium sized law firm where he specializes in civil litigation and provides legal advice on a broad range of legal matters.

Growing out of Mr. Lessing’s personal interest in mineral exploration and geological prospecting, Mr. Lessing, along with his partners, formed the private exploration company, Oslo Resources.  Mr. Lessing has been an active partner in Oslo Resources, a private exploration company with a diverse exploration team with interests in the Caribou region.  In his position with Oslo Resources, Mr. Lessing oversees the company’s geological exploration, development and strategic planning.  Mr. Lessing advises and provides consultation for the company on technical, legal, financial and exploration issues.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors

None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our entire board serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

We are not presently required to have independent directors. Our directors, Ben Gill, Karnpal Grewal, and Aaron Lessing are not independent. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto as Exhibit 14.1. We will also provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to us at, 103 – 8138 120th Street, Surrey, B.C. V3W 3N4 Canada.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors, and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

ITEM 10.  Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the period of inception (November 3, 2006) to the year ended December 31, 2007 to

(i)	all individuals serving as Kranti’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level;

(ii)

Kranti’s two most highly compensated executive officers other than the PEO who (A) served as executive officers at the end of the last completed fiscal year and (B) received annual compensation during the last completed fiscal year in excess of $100,000; and

(iii)

up to two additional individuals for whom disclosure would have been provided pursuant to subsection (ii) of this paragraph but for the fact that the individual was not serving as an executive officer of Kranti at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Benny Gill President, CFO, Director (PEO)	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Karnpal Grewal Secretary, Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Aaron Lessing Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Currently, none of our officers or directors is being compensated for their services during the development stage of our business operations.

We have not paid any salaries in 2007, and we do not anticipate paying any salaries at any time in 2008.  We will not begin paying salaries until we have adequate funds to do so.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf.  In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved.  We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Benny Gill Karnpal Grewal Aaron Lessing	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it is profitable to do so.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal year ended December 31, 2007, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Indemnification

Under our bylaws, the Company will indemnify any person who was or is a party or is threatened to be made a party to any proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that such person is or was a director, trustee, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, trustee, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgment, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, will not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action proceeding, had reasonable cause to believe that such person’s conduct was unlawful.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 1, 2008 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of	Number of	Percentage of
Beneficial Owner	Common Shares	Ownership
Beneficially Owned

Benny Gill	2,000,000 *	45.6% **
103 – 8318 120th Street
Surrey, BC Canada V3W 3N4

Karnpal Grewal	500,000 *	11.4% **
103 – 8318 120th Street
Surrey, BC Canada V3W 3N4

Aaron Lessing	500,000 *	11.4% **
103 – 8318 120th Street
Surrey, BC Canada V3W 3N4

All Officers and Directors	3,000,000 *	68.4% **
as a Group (3 people)

* The beneficial owner currently has no right to acquire shares, within 60 days of March 1, 2008, from options, warrants, rights, conversion privileges or similar obligations.

**The percentage ownership is calculated based on 4,387,500 shares of our common stock issued and outstanding as of March 1, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

On November 20, 2006, Ben Gill, our President, acquired 500,000 shares of our common stock, for cash proceeds of $5,000. On December 13, 2006, Ben Gill acquired 1,500,000 shares of our common stock, for cash proceeds of $15,000. On December 13, 2006, Karnpal Grewal and Aaron Lessing each acquired 500,000 shares of our common stock, for cash proceeds of $5,000 each. The 3,000,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

As of December 31, 2007, the Company was obligated to Messr. Gill for a non-interest bearing demand loan with a balance of $5,485 ($nil - December 31, 2006).  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

Messrs. Gill, Grewal, and Lessing, our sole directors, are not independent under the independence standards under Item 407(a)(1) of Regulation S-B.

ITEM 13.  EXHIBITS

Exhibits

The following Exhibits are being filed with this report on Form 10-KSB:

Exhibit

Number

Description

14

Code of Ethics

23

Auditor’s Consent

31

Rule 13a-14(a)/15d-14a(a) Certifications

32

Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2007:

$ 7,400

2006:

$ 0.00

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

2007:

$ 0.00

2006:

$ 0.00

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2007:

$ 500

Nature of Services: 2006 Corporate Tax Return.

2006:

$ 0.00

Preparation of the Company’s corporate tax return for the fiscal year ended December 31, 2007 is currently underway.

All Other Fees: Fees billed for all other services.

2007:

$ 0.00

2006:

$ 0.00

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee, therefore, no policies or procedures, other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of our principal independent accountants to provide non-audit services. Non-audit services, consisting of the preparation of corporate tax returns by our principal independent accountants in 2007 and 2006, were pre-approved pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2008	KRANTI RESOURCES, INC.

	By:	/s/ Ben Gill
Name: Benny Gill
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ben Gill	President (principal executive	March 25, 2008
Benny Gill	officer), Chief Financial Office
(principal financial officer) and
sole member of the Board of Directors

/s/ Karnpal Grewal	Secretary and member of the Board of	March 25, 2008
Karnpal Grewal	Directors

.
/s/ Aaron Lessing	Member of the Board of Directors	March 25, 2008
Aaron Lessing

40