Form 10-Q
period 2008-03-31
KRANTI RESOURCES, INC.
filed 2008-05-14
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 333-142096

KRANTI RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0513655
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

#103 - 8138 120th Street

Surrey, B.C. Canada V3W 3N4

(Address of principal executive offices)

(604) 716-2274
(Issuer's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at April 30, 2008 there were 4,387,500 common shares issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Kranti Resources, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

Kranti Resources, Inc. (An Exploration Stage Company) Balance Sheets

	As at	As at
	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$20,940	$33,250
Prepaid expenses	470	495
Total Current Assets	21,410	33,745

TOTAL ASSETS	$21,410	$33,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$4,940	$664
Due to related party (note 6)	5,485	5,485
Total Liabilities	10,425	6,149

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares
authorized, 4,387,500 shares issued and outstanding	4,388	4,388
Additional paid-in capital	81,112	81,112
Deficit accumulated during the exploration stage	(74,515)	(57,904)
Total Stockholders’ Equity	10,985	27,596

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,410	$33,745

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statements of Operations (Unaudited)

			Cumulative
			From Inception
			(November 3,
			2006) to
	Three Months Ended March 31,		March 31,
	2008	2007	2008

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	121	13	477
Mining expenses	10,471	20,000	48,740
Professional fees	6,065	5,810	25,623
Total Operating Expenses	16,657	25,823	74,840

OTHER INCOME AND EXPENSE
Interest income	46	3	325

NET LOSS APPLICABLE TO
COMMON SHARES	$(16,611)	$(25,820)	$(74,515)

Basic and Diluted Loss per
Common Share	$(0.004)	$(0.009)

Weighted Average Number of Common
Shares Outstanding	4,387,500	3,000,000

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statement of Changes in Stockholders’ Equity For the Period of November 3, 2006 (Inception) to March 31, 2008

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance - November 3, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per
share, November 20, 2006	500,000	500	4,500	-	5,000

Common shares issued for cash at $0.01
per share, December 13, 2006	2,500,000	2,500	22,500	-	25,000

Loss for the period	-	-	-	(1,944)	(1,944)

Balance - December 31, 2006	3,000,000	3,000	27,000	(1,944)	28,056

Common shares issued for cash at $0.04 per
share, August 29, 2007	1,387,500	1,388	54,112	-	55,500

Loss for the year	-	-	-	(55,960)	(55,960)

Balance – December 31, 2007	4,387,500	4,388	81,112	(57,904)	27,596

Loss for the period	-	-	-	(16,611)	(16,611)

Balance – March 31, 2008 (Unaudited)	4,387,500	$4,388	$81,112	$(74,515)	$10,985

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statements of Cash Flows (Unaudited)

			Cumulative
			From Inception
			(November 3,
			2006) to
	Three Months Ended March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,611)	$(25,820)	$(74,515)

Adjustments to reconcile net loss to
net cash used in operating activities:
(Increase) Decrease in prepaid expenses	25	509	(470)
Increase (Decrease) in accounts payable	4,276	(1,275)	4,940
Net cash used in operating activities	(12,310)	(26,586)	(70,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	3,985	5,485
Issuance of common stock for cash	-	-	85,500
Net cash provided by financing activities	-	3,985	90,985

Net increase (decrease) in cash and cash equivalents	(12,310)	(22,601)	20,940

Cash and cash equivalents - beginning of period	33,250	24,986	-

Cash and cash equivalents - end of period	$20,940	$2,385	$20,940

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2008 (Unaudited)

1.

Organization

Kranti Resources, Inc. (the “Company”), an exploration stage company, was incorporated on November 3, 2006 in the State of Nevada, U.S.A.  It is based in Vancouver, B.C. Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of resource properties.  The Company has the right to conduct exploration work on one (1) mineral mining claim in Clinton Mining Division, British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. To date, the Company’s activities have been limited to its formation, the raising of equity capital, and its mining exploration work program.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $20,940 in cash and cash equivalents at March 31, 2008.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2008 (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007

Net loss	$(16,611)	$(25,820)

Weighted average common shares
outstanding (Basic)	4,387,500	3,000,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	4,387,500	3,000,000

Net loss per share (Basic and Diluted)	$(0.004)	$(0.009)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2008 (Unaudited)

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

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to March 31, 2008.

Recent Accounting Pronouncements

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2008 (Unaudited)

2.

Significant Accounting Policies - Continued

Recent Accounting Pronouncements - Continued

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

Share Issuances

Since inception (November 3, 2006), the Company has issued 3,000,000 common shares at $0.01 per share, and 1,387,500 common shares at $0.04 per share, resulting in total proceeds of $85,500 and 4,387,500 common shares issued and outstanding at March 31, 2008.  Of these shares, 3,000,000 were issued to directors and officers of the Company and 1,387,500 were issued to non-affiliated investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2008 (Unaudited)

4.

 Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 3, 2006 (date of inception) through March 31, 2008 of $74,515 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $26,000 were offset by the valuation allowance, which increased by $5,800 and $9,000 during the three months ended March 31, 2008 and 2007, respectively.

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

The Company is also responsible for maintaining the mineral claim in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of March 31, 2008, the Company met these obligations.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2008 (Unaudited)

6.

Due to Related Party

As of March 31, 2008, the Company was obligated to a director, who is also an officer and a stockholder, for a non-interest bearing demand loan with a balance of $5,485.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2008, the Company had working capital of $10,985 and an accumulated deficit of $74,515.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS

Results of Operations

We are an exploration stage corporation.  We have generated no revenues since inception (November 3, 2006) and have incurred $74,515 in expenses through March 31, 2008.

The following table provides selected financial data about our company as of and for the period ended March 31, 2008.

As at
Balance Sheet Data:	March 31, 2008

Cash	$20,940
Total assets	$21,410
Total liabilities	$10,425
Stockholders' equity	$10,985

Our cash in the bank at March 31, 2008 was $20,940.  Net cash provided by financing activities since inception through March 31, 2008, was $90,985, consisting of $30,000 raised from the sale of common shares to our three directors, $55,500 from the sale of shares through our SB-2 registration statement to non-affiliated individuals and $5,485 in loans from an officer and director of the Company.

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

Our auditors have issued a going concern opinion, on our December 31, 2007 audited financial statements, as filed in our Form 10-KSB (refer to note 7) on March 26, 2008. This means that there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has not generated any revenues and no revenues are anticipated unless and until it begins removing and selling minerals. There is no assurance the Company will ever discover an economically viable deposit of ore or be able to extract any ore even if such a deposit is found. Accordingly, the Company must raise cash from sources other than the sale of minerals found on the Property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. Since we raised $55,500 in our Offering, we believe it, together with the purchase of shares by the directors ($30,000 in share purchases), will last a minimum of twelve months.

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

In April 2008, we filed with the Mineral Titles and extended our mineral claim until September 6, 2015.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage mining company, which has not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing stockholders.

Liquidity and Capital Resources

To meet our need for cash we raised $55,500 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised will be applied to the items set forth in the Use of Proceeds section of our Prospectus filed with the SEC and as explained throughout this 10-Q. There is a possibility that we will run out of money before we find mineralized material. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering, or through debt financing.

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

The Company has acquired the rights to utilize the Property, which contains one mining claim. The Property is staked and we began and finished the exploration work program during October 2007.

Since inception of the Company on November 3, 2006 to March 31, 2008, we have issued 4,387,500 shares of our common stock at $0.001 and $0.04 per share for total proceeds of $85,500.

As of March 31, 2008, our total assets were $21,410 and our total liabilities were $10,425.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Ben Gill, our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date).  Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework.” Our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of March 31, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our principle financial officer concluded that there were no material weaknesses in our internal controls and procedures.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable.

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

3.2

Bylaws*

31

Rule 13a-14(a)/15d-14a(a) Certifications

32

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRANTI RESOURCES, INC.
(Registrant)
May 13, 2008
_____________________________	BY:	/s/ Benny Gill
Date
Benny Gill
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors