Form 10-Q
period 2008-06-30
KRANTI RESOURCES, INC.
filed 2008-08-14
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at August 1, 2008 there were 4,387,500 common shares issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Kranti Resources, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Kranti Resources, Inc. (An Exploration Stage Company) Interim Balance Sheets

	As at	As at
	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$18,358	$33,250
Prepaid expenses	670	495
Total Current Assets	19,028	33,745

TOTAL ASSETS	$19,028	$33,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$6,193	$664
Due to related party (note 6)	5,485	5,485
Total Liabilities	11,678	6,149

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares
authorized, 4,387,500 shares issued and outstanding	4,388	4,388
Additional paid-in capital	81,112	81,112
Deficit accumulated during the exploration stage	(78,150)	(57,904)
Total Stockholders’ Equity	7,350	27,596

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,028	$33,745

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statements of Operations (Unaudited)

					Cumulative
					From Inception
					(November 3,
					2006) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	19	-	140	13	496
Mining expenses	75	-	10,546	20,000	48,815
Professional fees	3,563	4,905	9,628	10,715	29,186
Total Operating Expenses	3,657	4,905	20,314	30,728	78,497

OTHER INCOME AND EXPENSE
Interest income	23	3	68	6	347

NET LOSS APPLICABLE TO
COMMON SHARES	$(3,634)	$(4,902)	$(20,246)	$(30,722)	$(78,150)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common
Shares Outstanding	4,387,500	3,000,000	4,387,500	3,000,000

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statement of Changes in Stockholders’ Equity For the Period of November 3, 2006 (Inception) to June 30, 2008

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance - November 3, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per
share, November 20, 2006	500,000	500	4,500	-	5,000

Common shares issued for cash at $0.01
per share, December 13, 2006	2,500,000	2,500	22,500	-	25,000

Loss for the period	-	-	-	(1,944)	(1,944)

Balance - December 31, 2006	3,000,000	3,000	27,000	(1,944)	28,056

Common shares issued for cash at $0.04 per
share, August 29, 2007	1,387,500	1,388	54,112	-	55,500

Loss for the year	-	-	-	(55,960)	(55,960)

Balance – December 31, 2007	4,387,500	4,388	81,112	(57,904)	27,596

Loss for the period	-	-	-	(20,246)	(20,246)

Balance – June 30, 2008 (Unaudited)	4,387,500	$4,388	$81,112	$(78,150)	$7,350

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statements of Cash Flows (Unaudited)

			Cumulative
			From Inception
			(November 3,
			2006) to
	Six Months Ended June 30,		June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,246)	$(30,722)	$(78,150)

Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(175)	4,345	(670)
Increase (Decrease) in accounts payable	5,529	(206)	6,193
Net cash used in operating activities	(14,892)	(26,583)	(72,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	3,985	5,485
Issuance of common stock for cash	-	-	85,500
Net cash provided by financing activities	-	3,985	90,985

Net increase (decrease) in cash and cash equivalents	(14,892)	(22,598)	18,358

Cash and cash equivalents - beginning of period	33,250	24,986	-

Cash and cash equivalents - end of period	$18,358	$2,388	$18,358

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2008 (Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $18,358 and $33,250 in cash and cash equivalents at June 30, 2008 and December 31, 2007, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2008 (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(3,634)	$(4,902)	$(20,246)	$(30,722)

Weighted average common
shares outstanding (Basic)	4,387,500	3,000,000	4,387,500	3,000,000
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common
shares outstanding (Diluted)	4,387,500	3,000,000	4,387,500	3,000,000

Net loss per share (Basic
and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2008 (Unaudited)

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

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to June 30, 2008.

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2008 (Unaudited)

2.

Significant Accounting Policies - Continued

Recent Accounting Pronouncements – Continued

Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2008 (Unaudited)

3.

Stockholders’ Equity

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since inception (November 3, 2006), the Company has issued 3,000,000 common shares at $0.01 per share, and 1,387,500 common shares at $0.04 per share, resulting in total proceeds of $85,500 and 4,387,500 common shares issued and outstanding at June 30, 2008.  Of these shares, 3,000,000 were issued to directors and officers of the Company and 1,387,500 were issued to unaffiliated investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.

 Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 3, 2006 (date of inception) through June 30, 2008 of $78,150 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $27,000 were offset by the valuation allowance, which increased by $7,000 and $10,800 during the six months ended June 30, 2008 and 2007, respectively.

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

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2008 (Unaudited)

5.

Mineral Property Costs - Continued

•

A 2% royalty of Net Smelter Returns to the property vendor, which shall be reduced to 1% upon payment of $1,000,000 CAD and may be paid out in full and terminated upon the payment of a further $1,000,000 CAD, at any time.

During October 2007, per the recommendation of a Geologist, the Company spent $14,290 CAD ($14,954 USD) on our work program.  This expenditure is part of our required exploration work commitment.  The program consisted of surveying a control grid, soil and rock chip sampling and geological mapping.  An additional $10,471 USD in mining expenses was spent during the quarter ended March 31, 2008.  The Company has met its obligation to spend at least $25,000 CAD in work program expenses on the property.

During the year ended December 31, 2007, the Company made total property payments of $20,000 USD as outlined by the Agreement.

The Company is also responsible for maintaining the mineral claim in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of June 30, 2008, the Company met these obligations.

6.

Due to Related Party

As of June 30, 2008, the Company was obligated to a director, who is also an officer and a stockholder, for a non-interest bearing demand loan with a balance of $5,485.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2008, the Company had working capital of $7,350 and an accumulated deficit of $78,150.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS

Results of Operations

We are an exploration stage corporation.  We have generated no revenues (other than minimal interest income) since inception (November 3, 2006) and have incurred $78,497 in expenses through June 30, 2008.

The following table provides selected financial data about our company as of and for the period ended June 30, 2008.

As at
Balance Sheet Data:	June 30, 2008

Cash	$18,358
Total assets	$19,028
Total liabilities	$11,678
Stockholders' equity	$7,350

Our cash in the bank at June 30, 2008 was $18,358.  Net cash provided by financing activities since inception through June 30, 2008, was $90,985, consisting of $30,000 raised from the sale of common shares to our three directors, $55,500 from the sale of shares through our SB-2 registration statement to non-affiliated individuals and $5,485 in loans from an officer and director of the Company.

Plan of Operations

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

Over the past twelve months, we have experienced difficulties in obtaining financing for our business. During this past quarter we have shifted some of our focus to investigating other business opportunities. These opportunities include possible acquisitions or joint venture arrangements in this and other industries. We can provide no assurance that these efforts in exploring possible acquisitions or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will have enough financial resources to fully develop the new venture. Although we will continue to explore financing options based upon our existing business plan, our plan of operations for the next 12 months will also include further investigation of forming partnerships with other entities and researching other business opportunities.

Our Exploration Program

The trenching program started October 18, 2007 and was terminated on October 23, 2007 after which reclamation of the trenches was initiated.

An exploration report was prepared at the request of Kranti Resources, Inc. to document the results of the 2007 soil geochemical program on the Bradley Creek property. The program was designed to assess the area for its potential to host alkalic copper-gold porphyry deposits.  The Bradley Creek property, covering 478.49 hectares, is located approximately 25 km northeast of La La Hache and 60 km northeast of 100 Mile House and has good access via a network of logging roads.  Kranti Resources has optioned the property from Beeston Enterprises Ltd.  The property is situated within the Quesnel Terrane, a highly prospective, northwest trending belt of Triassic /Jurassic Nicola Group volcanic rocks and coeval plutons that host British Columbia's economically most significant alkalic and calc-alkalic copper-gold deposits. These include former and present mine producers and deposits including Mt.Polley, Afton-Ajax, Copper Mountain, Highland Valley, Mt. Milligan and Kemess North.  Rocks underlying the property are alkalic felsic intrusives along the southwester margin of the early Jurassic Takomkane Batholith.  The 2007 exploration program consisted of 15.8 km of grid based soil sampling. A total of 363 soils, one rock and one silt sample were collected and analyzed for gold and copper, including 34-element ICP.  The geochemical soil sampling program on the Bradley Creek property did identify weakly anomalous gold and copper-in soil. A short program of prospecting and follow- up on a few gold and copper anomalies is recommended.

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

Since inception of the Company on November 3, 2006 to June 30, 2008, we have issued 4,387,500 shares of our common stock at $0.001 and $0.04 per share for total proceeds of $85,500.

As of June 30, 2008, our total assets were $19,028 and our total liabilities were $11,678.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of June 30, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our principle financial officer concluded that there were no material weaknesses in our internal controls and procedures.

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
August 14, 2008
_____________________________	BY:	/s/ Benny Gill
Date
Benny Gill
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors