Form 10-Q
period 2008-09-30
KRANTI RESOURCES, INC.
filed 2008-11-12
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 333-142096

KRANTI RESOURCES, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	98-0513655
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

6705 Tomken Rd., Suite 211

Mississauga, ON Canada L5T 2J6

(Address of principal executive offices)

(905) 670-0663
(Issuer's telephone number)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the Registrant is a larg accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larg accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at November 1, 2008 there were 4,387,500 common shares issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Kranti Resources, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Kranti Resources, Inc. (An Exploration Stage Company) Balance Sheets

	As at	As at
	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$11,883	$33,250
Prepaid expenses	470	495
Total Current Assets	12,353	33,745

TOTAL ASSETS	$12,353	$33,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$1,983	$664
Due to related party (note 6)	5,485	5,485
Total Liabilities	7,468	6,149

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares
authorized, 4,387,500 shares issued and outstanding	4,388	4,388
Additional paid-in capital	81,112	81,112
Deficit accumulated during the exploration stage	(80,615)	(57,904)
Total Stockholders’ Equity	4,885	27,596

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,353	$33,745

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statements of Operations (Unaudited)

					Cumulative
					From Inception
					(November 3,
					2006) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2008	2007	2008	2007	2008

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	-	39	140	52	496
Mining expenses	230	2,041	10,776	22,041	49,045
Professional fees	2,258	3,461	11,886	14,176	31,444
Total Operating Expenses	2,488	5,541	22,802	36,269	80,985

OTHER INCOME AND EXPENSE
Interest income	23	80	91	86	370

NET LOSS APPLICABLE TO
COMMON SHARES	$(2,465)	$(5,461)	$(22,711)	$(36,183)	$(80,615)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common
Shares Outstanding	4,387,500	3,583,929	4,387,500	3,195,358

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statement of Changes in Stockholders’ Equity For the Period of November 3, 2006 (Inception) to September 30, 2008

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance - November 3, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per
share, November 20, 2006	500,000	500	4,500	-	5,000

Common shares issued for cash at $0.01
per share, December 13, 2006	2,500,000	2,500	22,500	-	25,000

Loss for the period	-	-	-	(1,944)	(1,944)

Balance - December 31, 2006	3,000,000	3,000	27,000	(1,944)	28,056

Common shares issued for cash at $0.04 per
share, August 29, 2007	1,387,500	1,388	54,112	-	55,500

Loss for the year	-	-	-	(55,960)	(55,960)

Balance – December 31, 2007	4,387,500	4,388	81,112	(57,904)	27,596

Loss for the period	-	-	-	(22,711)	(22,711)

Balance – September 30, 2008 (Unaudited)	4,387,500	$4,388	$81,112	$(80,615)	$4,885

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statements of Cash Flows (Unaudited)

			Cumulative
			From Inception
			(November 3,
			2006) to
	Nine Months Ended September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,711)	$(36,183)	$(80,615)

Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	25	(3,230)	(470)
Increase (Decrease) in accounts payable	1,319	(1,275)	1,983
Net cash used in operating activities	(21,367)	(40,688)	(79,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	5,485	5,485
Issuance of common stock for cash	-	55,500	85,500
Net cash provided by financing activities	-	60,985	90,985

Net increase (decrease) in cash and cash equivalents	(21,367)	20,297	11,883

Cash and cash equivalents - beginning of period	33,250	24,986	-

Cash and cash equivalents - end of period	$11,883	$45,283	$11,883

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements September 30, 2008 (Unaudited)

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

2.

Significant Accounting Policies

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $11,883 and $33,250 in cash and cash equivalents at September 30, 2008 and December 31, 2007, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements September 30, 2008 (Unaudited)

2.

Significant Accounting Policies – Continued

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on November 3, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss	$(2,465)	$(5,461)	$(22,711)	$(36,183)

Weighted average common
shares outstanding (Basic)	4,387,500	3,583,929	4,387,500	3,195,358
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common
shares outstanding (Diluted)	4,387,500	3,583,929	4,387,500	3,195,358

Net loss per share (Basic
and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements September 30, 2008 (Unaudited)

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

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to September 30, 2008.

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements September 30, 2008 (Unaudited)

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

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements September 30, 2008 (Unaudited)

3.

Stockholders’ Equity

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since inception (November 3, 2006), the Company has issued 3,000,000 common shares at $0.01 per share, and 1,387,500 common shares at $0.04 per share, resulting in total proceeds of $85,500 and 4,387,500 common shares issued and outstanding at September 30, 2008.  Of these shares, 2,000,000 were issued to a director and former officer of the Company, 1,000,000 were issued to former directors of the Company, and 1,387,500 were issued to unaffiliated investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.

 Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 3, 2006 (date of inception) through September 30, 2008 of $80,615 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $28,200 were offset by the valuation allowance, which increased by $7,900 and $12,700 during the nine months ended September 30, 2008 and 2007, respectively.

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

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements September 30, 2008 (Unaudited)

5.

Mineral Property Costs - Continued

•

A 2% royalty of Net Smelter Returns to the property vendor, which shall be reduced to 1% upon payment of $1,000,000 CAD and may be paid out in full and terminated upon the payment of a further $1,000,000 CAD, at any time.

During October 2007, per the recommendation of a Geologist, the Company spent $14,290 CAD ($14,954 USD) on our work program.  This expenditure is part of our required exploration work commitment.  The program consisted of surveying a control grid, soil and rock chip sampling and geological mapping.  An additional $10,776 USD in mining expenses was spent during the nine months ended September 30, 2008.  The Company has met its obligation to spend at least $25,000 CAD in work program expenses on the property.

During the year ended December 31, 2007, the Company made total property payments of $20,000 USD as outlined by the Agreement.

The Company is also responsible for maintaining the mineral claim in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of September 30, 2008, the Company met these obligations.

6.

Due to Related Party

As of September 30, 2008, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $5,485.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2008, the Company had working capital of $4,885 and an accumulated deficit of $80,615.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS

Results of Operations

We are an exploration stage corporation.  We have generated no revenues (other than minimal interest income) since inception (November 3, 2006) and have incurred $80,985 in expenses through September 30, 2008.

The following table provides selected financial data about our company as of and for the period ended September 30, 2008.

As at
Balance Sheet Data:	September 30, 2008

Cash	$11,883
Total assets	$12,353
Total liabilities	$7,468
Stockholders' equity	$4,885

Net cash provided by financing activities since inception through September 30, 2008, was $90,985, consisting of $30,000 raised from the sale of common shares to our three directors, $55,500 from the sale of shares through our SB-2 registration statement to non-affiliated individuals and $5,485 in loans from an officer and director of the Company.

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

The Company retained Rick Henderson, of Hendex Exploration Services Ltd., Prince George, British Columbia Canada, to do a work program based upon his recommendations in his report for the Bradley Creek Claim located in the Clinton Mining District, British Columbia Canada.  Mr. Henderson recommended a program of detailed geological mapping and trenching. A total of approximately $14,954 was paid in September and November 2007.  The program was started and completed in October 2007 and the samples were sent to be assayed by ACME Analytical Laboratories Ltd., 852 E. Hastings Street, Vancouver, B.C. Canada.

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

Since inception of the Company on November 3, 2006 to September 30, 2008, we have issued 4,387,500 shares of our common stock at $0.001 and $0.04 per share for total proceeds of $85,500.

As of September 30, 2008, our total assets were $12,353 and our total liabilities were $7,468.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Jaskarn Samra, our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date).  Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of September 30, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our principle financial officer concluded that there were no material weaknesses in our internal controls and procedures.

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

KRANTI RESOURCES, INC.
(Registrant)
November 10, 2008
_____________________________	BY:	/s/ Jaskarn Samra
Date
Jaskarn Samra
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors