Form 10-K
period 2008-12-31
KRANTI RESOURCES, INC.
filed 2009-03-31
CIK 1396118

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-142096

Kranti Resources, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	98-0513655
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6705 Tomken Rd., Suite 211 Mississauga, ON Canada	L5T 2J6
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (905) 670-0663

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]   No [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ]   No [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [x]

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [x]   No [  ]

As of March 31, 2009, there were 4,387,500 shares of the Registrant's common stock, par value $0.001, issued and outstanding.  Of these, 1,387,500 shares are held by non-affiliates of the Registrant.  The market value of securities held by non-affiliates is $0 as our stock does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).
Not Applicable.

TABLE OF CONTENTS

Item Number and Caption

Page

FORWARD-LOOKING STATEMENTS

4

PART I

4

1.

BUSINESS

4

1A.

RISK FACTORS

11

1B.

UNRESOLVED STAFF COMMENTS

11

2.

PROPERTIES

11

3.

LEGAL PROCEEDINGS

11

4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

12

PART II

12

 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  12

6.

SELECTED FINANCIAL DATA

12

7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  12

8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

17

9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  30

9A.[T]

CONTROLS AND PROCEDURES

30

9B.

OTHER INFORMATION

31

PART III

31

10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE  GOVERNANCE

31

11.

EXECUTIVE COMPENSATION

33

12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  34

13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  36

14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

36

PART IV

37

15.

EXHIBITS

37

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Kranti,” “we,” “us,” or “our” are to Kranti Resources, Inc.

PART I

ITEM 1.

BUSINESS

Business Development

Kranti Resources, Inc. (“Kranti” or the “Company”) was incorporated in the State of Nevada on November 3, 2006. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Business of Issuer

Exploration Stage Company

Kranti is an exploration stage mining corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. Reserves are that part of a mineral deposit which could be economically and legally extruded or produced at the time of the determination that such reserves exist.  We intend to conduct exploration activities on one property (the “Property”). Record title to the Property upon which we intend to conduct exploration activities is not held in our name. The Property is owned by Beeston Enterprises Ltd., a Nevada Corporation.   Kranti entered into an option agreement to purchase the claims through a four-year work program totaling $175,000 CAD (Canadian Dollars).  We intend to conduct exploration activities on the Bradley Creek mining claim, in the Clinton Mining District, British Columbia, Canada.  The one Property consists of 478 hectares (1,182 acres).  We intend to explore for copper-gold and molybdenite deposits on the Property.  Our administrative office is located at 6705 Tomken Rd. Suite 211, Mississauga, Ontario, Canada and our telephone number is (905) 670-0663. Our registered statutory office is located at 2248 Meridian Blvd., Ste H, Minden, NV 89423. Our fiscal year end is December 31.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

Background

On January 18, 2007, subsequently amended on January 16, 2009, the Company executed an Option to Purchase Agreement with Beeston Enterprises Ltd., an unrelated third party that holds title to the Property.  Under the terms of the purchase agreement, we have the right to explore for copper-gold deposit or a molybdenite deposit on 478.495 hectares (1,182 acres). The Property is comprised of one mining claim in Clinton Mining District, British Columbia, Canada.   The terms of the agreement provide that Kranti will pay Beeston Enterprises Ltd. $20,000 USD upon signing, which it has done.  Incurring expenditures of $25,000 CAD (Canadian dollar) on the property on or before the first anniversary date, which it has done, incurring expenditures of $25,000 CAD on the property on or before June 30, 2009, incurring expenditures of $50,000 CAD on the property on or before the third anniversary date and incurring expenditures of $75,000 CAD on the property on or before the fourth anniversary date is also required.  Upon the exercise of the Option, Kranti agrees to pay the following royalties:

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

Claim

The Property consists of one (1) claim. The claim has been legally located and filed with the Mineral Title Office in British Columbia, Canada. The annual recording fee and work fee required if a work program is not completed on the claim was paid July 25, 2007, to Beeston in the amount of $2,040 CAD which in turn Beeston paid the Minister of Finance.  Kranti  has completed its work program and has filed with the Minister of Finance its work program in order to validate the claim to September 6, 2015.

The following is a list of the claim number, location, and date of recording of our claim:

Tenure No.	Tenure Type, Claim Name, Map Number	Good To Date
540512	Mineral, CD06, 092P	Sept. 6, 2015

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

Our Exploration Program

The trenching program started and terminated in October 2007, after which reclamation of the trenches was initiated. All samples have been sent to ACME Analytical Laboratories Ltd., of Vancouver BC Canada. The Directors have received the final report and assay results.

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

Recording Fees Requirements

The Mine Titles Branch requires that each holder of a mining claim pay a yearly recording fee of $0.40 CAD/hectare/year.  Kranti’s mineral claim is good until September 6, 2015.  After this date, Kranti will be required to pay a recording fee of $0.40 CAD/hectare/year, which would be $191.40 CAD.  Beeston paid this amount from the monies that Kranti sent Beeston on July 25, 2007.

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

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

PROPERTIES

The Company's corporate offices are located at 6705 Tomken Rd., Suite 211, Mississauga ON Canada  L5T 2J6. We do not pay rent for the area at the office of Mr. Jaskarn Samra.

We have no other property at this time.  Record title to the Property upon which we intend to conduct exploration activities is not held in our name. The Property is owned by Beeston Enterprises Ltd.  Kranti entered into an Option to Purchase Agreement to purchase the claim through a payment on signing totaling $20,000 USD and a four-year work program totaling $175,000 CAD. We intend to conduct exploration activities on the Bradley Creek mining claim located in the Clinton Mining District, British Columbia, Canada. The Property consists of one (1) mining claim of 478.495 hectares. We intend to explore for copper- gold and molybdenite deposits on the Property.

ITEM 3.

LEGAL PROCEEDINGS

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

“Bid” and ”ask” prices for our common stock are quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “KRRI.OB.”  However, our stock has never traded.  Our common stock has been quoted on the OTCBB since January 23, 2008.

As of March 31, 2009, we had 34 shareholders of record of our common stock.

The stock transfer agent for our securities is Pacific Stock Transfer, 500 E. Warm Springs Road, Suite 240, Las Vegas, NV 89119, Telephone (702)361-3033.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, we did not issue any securities without registration under the Securities Act of 1933.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We are an exploration stage corporation.  We have generated no revenues (other than minimal interest income) since inception (November 3, 2006) and have incurred $83,194 in expenses through December 31, 2008.

The following table provides selected financial data about our company as of and for the year ended December 31, 2008 and 2007.

Balance Sheet	As at	As at
Data:	December 31, 2008	December 31, 2007

Cash	$10,309	$33,250
Total assets	$10,779	$33,745
Total liabilities	$8,085	$6,149
Stockholders' equity	$2,694	$27,596

Net cash provided by financing activities since inception through December 31, 2008, was $90,985, consisting of $30,000 raised from the sale of common shares to our directors, $55,500 from the sale of shares through our SB-2 registration statement to non-affiliated individuals and $5,485 in loans from a former officer and director of the Company.

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

Our auditors have issued a going concern opinion, on our December 31, 2008 audited financial statements, as filed in this Form 10-K (refer to note 7). This means that there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital. This is because the Company has not generated any revenues and no revenues are anticipated unless and until it begins removing and selling minerals. There is no assurance the Company will ever discover an economically viable deposit of ore or be able to extract any ore even if such a deposit is found. Accordingly, the Company must raise cash from sources other than the sale of minerals found on the Property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. Since we raised $55,500 in our Offering, we believe it, together with the purchase of shares by the directors ($30,000 in share purchases), will last a minimum 3 months to a maximum of 6 months.

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

The initial offering produced sufficient funds to pay for the 2007 exploration program and administration costs for the next 3 to 6 months.  However, if the Company requires additional funds, we will try to raise additional funds from a second public offering, a private placement or loans.

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

We believe that the funds raised from our offering will only allow us to operate for the next 3 to 6 months. We will, however, be required to raise additional capital over the next six months to meet our current administrative expenses. This financing may take the form of additional sales of debt or equity securities and/or loans from our directors. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing stockholders.

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

At the present time, we have not made any arrangements to raise any capital.  If the Company requires additional capital and cannot raise needed funds, it will either have to temporarily suspend or cease operations permanently.

The Company has acquired the rights to utilize the Property, which contains one mining claim. The Property is staked and we began and finished the exploration work program during October 2007.

Since inception of the Company on November 3, 2006 to December 31, 2008, we have issued 4,387,500 shares of our common stock at $0.001 and $0.04 per share for total proceeds of $85,500.

As of December 31, 2008, our total assets were $10,779 and our total liabilities were $8,085.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

AUDITED FINANCIAL STATEMENTS

Years Ended DECEMBER 31, 2008 and 2007, and the

Period of NOVEMBER 3, 2006 (Inception) to DECEMBER 31, 2008

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF NOVEMBER 3, 2006 (INCEPTION) TO DECEMBER 31, 2008

Page(s)

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets as of December 31, 2008 and 2007	F-4

Statements of Operations for the years ended December 31, 2008 and 2007 and for
the period from November 3, 2006 (Inception) to December 31, 2008	F-5

Statement of Changes in Stockholders’ Equity for the period of November 3, 2006
(Inception) to December 31, 2008	F-6

Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for
the period from November 3, 2006 (Inception) to December 31, 2008	F-7

Notes to Audited Financial Statements	F-8 – F-13

Douglas W. Child, CPA

Marty D. Van Wagoner, CPA

J. Russ Bradshaw, CPA

William R. Denney, CPA

Roger B. Kennard, CPA

Russell E. Anderson, CPA

Scott L. Farnes

1284 W. Flint Meadow Dr. #D

Kaysville, Utah 84037

Telephone 801.927.1377

Facsimile 801.927.1344

5296 S. Commerce Dr. #300

Salt Lake City, Utah 84107

Telephone 801.281.4700

Facsimile 801.281.4701

Suite A, 5/F

Max Share Centre

373 King’s Road

North Point, Hong Kong

Telephone 852.21.555.333

Facsimile 852.21.165.222

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kranti Resources, Inc.

We have audited the accompanying balance sheets of Kranti Resources, Inc. (an Exploration Stage Company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and for the period of November 3, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and for the period of November 3, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has not generated revenues from operations and has incurred significant net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, UT

March 31, 2009

Kranti Resources, Inc. (An Exploration Stage Company) Balance Sheets

	As of	As of
	December 31,	December 31,
	2008	2007

ASSETS
Current Assets
Cash	$10,309	$33,250
Prepaid expenses	470	495
Total Current Assets	10,779	33,745

TOTAL ASSETS	$10,779	$33,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	$2,600	$664
Due to related party (note 6)	5,485	5,485
Total Liabilities	8,085	6,149

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares
authorized, 4,387,500 shares issued and outstanding	4,388	4,388
Additional paid-in capital	81,112	81,112
Deficit accumulated during the exploration stage	(82,806)	(57,904)
Total Stockholders’ Equity	2,694	27,596

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,779	$33,745

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Statements of Operations

			Cumulative
			From Inception
			(November 3,
			2006) to
	Year Ended December 31,		December 31,
	2008	2007	2008

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	141	342	497
Mining expenses	10,775	36,994	49,044
Professional fees	14,095	18,903	33,653
Total Operating Expenses	25,011	56,239	83,194

OTHER INCOME AND EXPENSE
Interest income	109	279	388

NET LOSS APPLICABLE TO
COMMON SHARES	$(24,902)	$(55,960)	$(82,806)

Basic and Diluted Loss per
Common Share	$(0.01)	$(0.02)

Weighted Average Number of Common
Shares Outstanding	4,387,500	3,496,669

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Statement of Changes in Stockholders’ Equity For the Period of November 3, 2006 (Inception) to December 31, 2008

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance - November 3, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per
share, November 20, 2006	500,000	500	4,500	-	5,000

Common shares issued for cash at $0.01
per share, December 13, 2006	2,500,000	2,500	22,500	-	25,000

Loss for the period	-	-	-	(1,944)	(1,944)

Balance - December 31, 2006	3,000,000	3,000	27,000	(1,944)	28,056

Common shares issued for cash at $0.04 per
share, August 29, 2007	1,387,500	1,388	54,112	-	55,500

Loss for the year	-	-	-	(55,960)	(55,960)

Balance – December 31, 2007	4,387,500	4,388	81,112	(57,904)	27,596

Loss for the year	-	-	-	(24,902)	(24,902)

Balance – December 31, 2008	4,387,500	$4,388	$81,112	$(82,806)	$2,694

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Statements of Cash Flows

			Cumulative
			From Inception
			(November 3,
			2006) to
	Year Ended December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,902)	$(55,960)	$(82,806)

Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	25	3,850	(470)
Increase (Decrease) in accounts payable	1,936	(611)	2,600
Net cash used in operating activities	(22,941)	(52,721)	(80,676)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	5,485	5,485
Issuance of common stock for cash	-	55,500	85,500
Net cash provided by financing activities	-	60,985	90,985

Net increase (decrease) in cash and cash equivalents	(22,941)	8,264	10,309

Cash and cash equivalents - beginning of period	33,250	24,986	-

Cash and cash equivalents - end of period	$10,309	$33,250	$10,309

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Financial Statements December 31, 2008 and 2007

1.

Organization

Kranti Resources, Inc. (the “Company”), an exploration stage company, was incorporated on November 3, 2006 in the State of Nevada, U.S.A.  It is based in Mississauga, ON Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $10,309 and $33,250 in cash and cash equivalents at December 31, 2008 and 2007, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Financial Statements December 31, 2008 and 2007

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007

Net loss	$(24,902)	$(55,960)

Weighted average common
shares outstanding (Basic)	4,387,500	3,496,669
Options	-	-
Warrants	-	-
Weighted average common
shares outstanding (Diluted)	4,387,500	3,496,669

Net loss per share (Basic
and Diluted)	$(0.01)	$(0.02)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Financial Statements December 31, 2008 and 2007

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

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to December 31, 2008.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5, “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Financial Statements December 31, 2008 and 2007

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principle.”

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, the FASB issued a revision to SFAS No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Financial Statements December 31, 2008 and 2007

3.

Stockholders’ Equity

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since inception (November 3, 2006), the Company has issued 3,000,000 common shares at $0.01 per share, and 1,387,500 common shares at $0.04 per share, resulting in total proceeds of $85,500 and 4,387,500 common shares issued and outstanding at December 31, 2008 and 2007.  Of these shares, 2,000,000 were issued to a director and former officer of the Company, 1,000,000 were issued to former directors of the Company, and 1,387,500 were issued to unaffiliated investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.

 Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 3, 2006 (date of inception) through December 31, 2008 of $82,806 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $28,500 were offset by the valuation allowance, which increased by $8,500 and $19,000 during the years ended December 31, 2008 and 2007, respectively.

5.

Mineral Property Costs

On January 18, 2007, the Company entered into an option to purchase agreement (the Agreement) to purchase an undivided interest in one (1) mining claim, consisting of 478.495 Hectares (1,182.362 Acres) on property located in the Clinton Mining District, British Columbia, Canada (the Property) for $20,000 USD, which was paid upon the Agreement’s inception.  In addition to the property payment, the Company is required to incur $175,000 CAD (Canadian Dollars) of exploration work on the property over four years as follows: expenditures of $25,000 CAD on or before the first anniversary date (which it has done), $25,000 CAD on or before June 30, 2009, $50,000 CAD on or before the third anniversary date, and $75,000 CAD on or before the fourth anniversary date.

F-13

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Financial Statements December 31, 2008 and 2007

5.

Mineral Property Costs - Continued

The Company is required to pay a 4% royalty on all mineral commodities sold from the property as follows:

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

During October 2007, per the recommendation of a Geologist, the Company spent $14,290 CAD ($14,954 USD) on our work program.  This expenditure is part of our required exploration work commitment.  The program consisted of surveying a control grid, soil and rock chip sampling and geological mapping.  An additional $10,775 USD in mining expenses was spent during the year ended December 31, 2008.  The Company has met its obligation to spend at least $25,000 CAD in work program expenses on the property.

The Company is also responsible for maintaining the mineral claim in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of December 31, 2008, the Company met these obligations.

6.

Due to Related Party

As of December 31, 2008 and 2007, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $5,485.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2008, the Company had working capital of $2,694 and an accumulated deficit of $82,806.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Jaskarn Samra, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE  GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.

The following table sets forth certain information, as of March 31, 2009, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Jaskarn Samra(1)	Chief Executive and Financial Officer, President, Secretary, Treasurer, and Member of the Board of Directors	39	September 5, 2008

Rimpal Samra(1)	Member of the Board of Directors	32	September 5, 2008

Benny Gill	Member of the Board of Directors	38	Since Inception (November 3, 2006)

(1)

Mr. and Ms. Samra are married.

Certain biographical information of our director and officer is set forth below.

Jaskarn “Jazz” Samra

Jaskarn has served as our President, Chief Executive and Financial Officer, Secretary, Treasurer, and Director since September 5, 2008.  Mr. Samra received a Diploma in Criminology from Kwantlen College, Surrey, British Columbia.  He also received an Immigration Practitioner Certificate from Seneca College, Toronto, Ontario.  Since 1994, Mr. Samra has been the publisher and owner of Voice Media Group, which operates two bi-weekly East Indian Cultural

Newspapers and a daily radio program which caters to the South Asian Community in Greater Toronto Area.  Mr. Samra monitors the on-going operations of the newspaper and staff.  Since 1999, he has been a Director and Controller of MCICS Immigration Services of Mississauga, Ontario, a full-service company specializing in immigration consultancy and post landing services.  He monitors the on-going operations of the immigration consultancy business and manages five staff members.  He is also actively involved in business development, marketing and sales.

Rimpal Samra

Rimpal Samra has served as a member of the Board of Directors since September 5, 2008.  Ms. Samra received a Bachelor degree from Ludhiana University in Punjab India. She has been working since 1994 in Voice Media group as a Punjabi Language translator and typesetter.

Benny Gill

Benny Gill has served as a member of the Board of Directors since November 3, 2006 (inception) and as our President, Principal Financial Officer, Principal Executive Officer, and Principal Accounting Officer since inception to September 5, 2008.  Mr. Gill graduated from the Duchess Park Senior Secondary; Prince George BC, in June 1988 with a Diploma.  Mr. Gill also attended Kwantlen University College, Surrey BC in 1991.  Mr. Gill spent several years from 1997 - 2000 working in financial institutions as Financial Service Officer and mortgage consultant for Vancity Savings Credit Union, 2000 - 2002, Canadian Imperial Bank of Commerce, and was assistant manager at Citi Financial, 2002 – 2003.  In 2002, Mr. Gill obtained his Mutual Funds certificate and CSC certificate from Canadian Securities.  Mr. Gill owned and was the President of a target marketing company in 1992 (Indo Canadian Business Pages Ltd.) and sold it in 1997.  From October 2003 to June 2007, Mr. Gill owned a foreign exchange company; Canam Currency Exchange Ltd.  Mr. Gill is also the President of BTS Construction Ltd.

Employment Agreements

We have no formal employment agreements with any of our employees.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our stockholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form audit and compensation committees and other applicable committees.

Board of Directors

We have three directors, one who is our sole executive officer.  We do not have an independent director.  We do not pay them for attending board meetings.  They are reimbursed, however, for their expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem, as no security holders have made any such recommendations.  Our three directors perform all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In 2007 we adopted a Code of Ethics that applies to all of our employees.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Kranti Resources, Inc. at 6705 Tomken Rd., Suite 211, Mississauga, ON Canada L5T 2J6.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2008 and 2007 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2008 that received annual compensation during the fiscal year ended December 31, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Benny Gill,(1) Chief Executive and Financial Officer	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Jaskarn Samra,(2) Chief Executive and Financial Officer	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Karnpal Grewal,(3)	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)

Benny Gill served as our President, Chief Executive Officer, and Chief Financial Officer,   from November 3, 2006 until September 5, 2008.

(2)

Jaskarn Samra has served as our sole executive officer and as a Director from September 5, 2008 through the present.

(3)

Karnpal Grewal served as our Secretary, Treasurer, and as a Director from November 3, 2006 to June 16, 2008.

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2008 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 31, 2009 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of March 31, 2009.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Jaskarn Samra 6705 Tomken Rd., Suite 211, Mississauga, ON Canada L5T 2J6	Common Stock, par value $0.001 per share	0 Shares	0%

Rimpal Samra 6705 Tomken Rd., Suite 211, Mississauga, ON Canada L5T 2J6	Common Stock, par value $0.001 per share	0 Shares	0%

Benny Gill 13252 64A Avenue Surrey BC V3W 7H9	Common Stock, par value $0.001 per share	2,000,000 Shares (Direct)	45.6%

All officers and directors as a group (3 people)	Common Stock, par value $0.001 per share	2,000,000 Shares (Direct)	45.6%

Aaron Lessing(3) Suite 210, 5500 152 St, Surrey, BC V3S 5J9	Common Stock, par value $0.001 per share	500,000 Shares (Direct)	11.4%

Karnpal Grewal(4) 7507 118 Street Delta BC V4C 6G7	Common Stock, par value $0.001 per share	500,000 Shares (Direct)	11.4%

(1)

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)

There were 4,387,500 shares of common stock issued and outstanding on March 31, 2009.

(3)

Aaron Lessing served as a Director from November 3, 2006 to September 5, 2008.

(4)

Karnpal Grewal passed away on June 16, 2008.  His estate is administering his stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

As of December 31, 2008, the Company was obligated to Mr. Gill for a non-interest bearing demand loan with a balance of $5,485.  The Company plans to pay the loan back as cash flows become available.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008	Fiscal year ended December 31, 2007

Audit fees (1)	$ 8,600	$ 7,400
Audit-related fees (2)	0	0
Tax fees (3)	600	500
All other fees (4)	0	0
Total fees	$ 9,200	$ 7,900

(1) Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.

EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)
3.2	3.2	By-Laws of Registrant (1)
14.1	14.1	Code of Ethics (2)
31.1 / 31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1 / 32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

(1)

Filed with the Securities and Exchange Commission on April 13, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form SB-2 (file no. 333-142096), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on March 26, 2008 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRANTI RESOURCES, INC.

Dated:  March __, 2009

By:

s/ Jaskarn Samra

Jaskarn Samra, President and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this __th day of March, 2009.

/s/ Jaskarn Samra Jaskarn Samra, President, Chief Executive Officer, Chief Financial Officer and Director

/s/ Rimpal Samra Rimpal Samra, Director

/s/ Benny Gill Benny Gill, Director