Form 10-Q
period 2009-03-31
KRANTI RESOURCES, INC.
filed 2009-05-15
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

(905) 670-0663
(Issuer's telephone number)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]    No [X]    Not required [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at May 15, 2009 there were 43,875,000 common shares issued and outstanding.

KRANTI RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on March 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

Kranti Resources, Inc. (An Exploration Stage Company) Balance Sheets

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$4,829	$10,309
Prepaid expenses	420	470
Total Current Assets	5,249	10,779

TOTAL ASSETS	$5,249	$10,779

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$3,900	$2,600
Due to related party (note 6)	5,485	5,485
Total Liabilities	9,385	8,085

STOCKHOLDERS’ EQUITY (DEFICIT) (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares
authorized, 43,875,000 shares issued and outstanding	43,875	43,875
Additional paid-in capital	41,625	41,625
Deficit accumulated during the exploration stage	(89,636)	(82,806)
Total Stockholders’ Equity (Deficit)	(4,136)	2,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,249	$10,779

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statements of Operations (Unaudited)

			Cumulative
			From Inception
			(November 3,
			2006) to
	Three Months Ended March 31,		March 31,
	2009	2008	2009

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	58	121	555
Mining expenses	-	10,471	49,044
Professional fees	6,775	6,065	40,428
Total Operating Expenses	6,833	16,657	90,027

OTHER INCOME AND EXPENSE
Interest income	3	46	391

NET LOSS APPLICABLE TO
COMMON SHARES	$(6,830)	$(16,611)	$(89,636)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding	43,875,000	43,875,000

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statement of Changes in Stockholders’ Equity (Deficit) For the Period of November 3, 2006 (Inception) to March 31, 2009

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance - November 3, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.001
per share, November 20, 2006	5,000,000	5,000	-	-	5,000

Common shares issued for cash at $0.001
per share, December 13, 2006	25,000,000	25,000	-	-	25,000

Loss for the period	-	-	-	(1,944)	(1,944)

Balance - December 31, 2006	30,000,000	30,000	-	(1,944)	28,056

Common shares issued for cash at $0.004
per share, August 29, 2007	13,875,000	13,875	41,625	-	55,500

Loss for the year	-	-	-	(55,960)	(55,960)

Balance – December 31, 2007	43,875,000	43,875	41,625	(57,904)	27,596

Loss for the year	-	-	-	(24,902)	(24,902)

Balance – December 31, 2008	43,875,000	43,875	41,625	(82,806)	2,694

Loss for the period	-	-	-	(6,830)	(6,830)

Balance – March 31, 2009 (Unaudited)	43,875,000	$43,875	$41,625	$(89,636)	$(4,136)

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statements of Cash Flows (Unaudited)

			Cumulative
			From Inception
			(November 3,
			2006) to
	Three Months Ended March 31,		March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,830)	$(16,611)	$(89,636)

Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	50	25	(420)
Increase in accounts payable	1,300	4,276	3,900
Net cash used in operating activities	(5,480)	(12,310)	(86,156)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	-	5,485
Issuance of common stock for cash	-	-	85,500
Net cash provided by financing activities	-	-	90,985

Net increase (decrease) in cash and cash equivalents	(5,480)	(12,310)	4,829

Cash and cash equivalents - beginning of period	10,309	33,250	-

Cash and cash equivalents - end of period	$4,829	$20,940	$4,829

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2009 (Unaudited)

1.

Organization

Kranti Resources, Inc. (the “Company”), an exploration stage company, was incorporated on November 3, 2006 in the State of Nevada, U.S.A.  It is based in Mississauga, Ontario, Canada.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

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

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company has been devoting substantially all of its efforts to development of business plans and the exploration of mineral properties since inception, but has recently discontinued exploration on it properties described in Note 5.  Management is currently contemplating other ventures of merit to enhance stockholder value.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $4,829 and $10,309 in cash and cash equivalents at March 31, 2009 and December 31, 2008, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2009 (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008

Net loss	$(6,830)	$(16,611)

Weighted average common
shares outstanding (Basic)	43,875,000	43,875,000
Options	-	-
Warrants	-	-
Weighted average common
shares outstanding (Diluted)	43,875,000	43,875,000

Net loss per share (Basic
and Diluted)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2009 (Unaudited)

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

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income (loss).  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to March 31, 2009.

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

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2009 (Unaudited)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

None of the above recent pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

3.

Stockholders’ Equity

Authorized Stock

At Inception, the Company authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Effective April 30, 2009 the Company increased the number of authorized shares to 600,000,000 shares, of which 500,000,000 shares are designated as common stock par value $0.001 per share, and 100,000,000 shares are designated as preferred stock, par value $0.001 per share.

Share Issuances

On April 27, 2009, the Board authorized a 10 for 1 forward split of its common stock effective May 19, 2009.  Each stockholder of record on May 18, 2009 will receive ten (10) new shares of the Company’s $0.001 par value stock for every one (1) old share outstanding.  The effects of the split have been retroactively applied to all periods presented in the accompanying financial statements.

Since its inception (November 3, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2009 (Unaudited)

3.

Stockholders’ Equity - Continued

Price Per

Date

Description

Shares

Share

Amount

11/20/06

Shares issued for cash

  5,000,000

$ 0.001

$   5,000

12/13/06

Shares issued for cash

25,000,000

   0.001

   25,000

08/29/07

Shares issued for cash

13,875,000

   0.004

   55,500

03/31/09

Cumulative Totals

43,875,000

              $  85,500

Of these shares, 20,000,000 were issued to a director and former officer of the Company, 10,000,000 were issued to former directors of the Company, and 13,875,000 were issued to unaffiliated investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.

 Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 3, 2006 (date of inception) through March 31, 2009 of $89,636 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $31,000 were offset by the valuation allowance, which increased by $2,400 and $5,800 during the three months ended March 31, 2009 and 2008, respectively.

5.

Mineral Property Costs

On January 18, 2007, the Company entered into an option to purchase agreement (the Agreement) to purchase an undivided interest in one (1) mining claim, consisting of 478.495 Hectares (1,182.362 Acres) on property located in the Clinton Mining District, British Columbia, Canada (the Property) for $20,000 USD, which was paid upon the Agreement’s inception.  In addition to the property payment, the Company is required to incur $175,000 CAD (Canadian Dollars) of exploration work on the property over four years as follows: expenditures of $25,000 CAD on or before the first anniversary date (which it has done), $25,000 CAD on or before June 30, 2009 (as amended January 16, 2009), $50,000 CAD on or before the third anniversary date, and $75,000 CAD on or before the fourth anniversary date.  Since the contract is terminable by either party at any time, no accrual provision has been made for these expenditures.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2009 (Unaudited)

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

During October 2007, per the recommendation of a Geologist, the Company spent $14,290 CAD ($14,954 USD) on our work program.  This expenditure is part of our required exploration work commitment.  The program consisted of surveying a control grid, soil and rock chip sampling and geological mapping.  An additional $10,775 USD in mining expenses was incurred and spent during the year ended December 31, 2008.  The Company has met its obligation to spend at least $25,000 CAD in work program expenses on the property.

The Company is also responsible for maintaining the mineral claim in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of March 31, 2009, the Company met these obligations.

6.

Due to Related Party

As of March 31, 2009 and December 31, 2008, the Company was obligated to a director, who is also a stockholder, for a non-interest bearing demand loan with a balance of $5,485.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2009, the Company had a working capital deficiency of $4,136 and an accumulated deficit of $89,636.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties, and the discovery, development and sale of ore reserves.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements March 31, 2009 (Unaudited)

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8.

Subsequent Events

On April 30, 2009, the Company amended its Articles of Incorporation to increase the number of authorized common shares from 1000,000,000 to 500,000,000.  On April 27, 2009, the Company authorized a 10 for 1 forward stock split effective May 19, 2009.  As discussed in Note 3, both the amendment and stock split have been retroactively reported for all periods presented in the accompanying financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project, and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

General Overview

We were incorporated in the State of Nevada on November 3, 2006 to engage in the acquisition, exploration and development of mineral deposits and reserves.  On January 18, 2007 we entered into a Mineral Claim Purchase Agreement (the “Agreement”) to which we acquired an option to purchase an undivided interest in one (1) mining claim, consisting of 478.495 Hectares (1,182.362 Acres) on property located in the Clinton Mining District, British Columbia Canada (“The Bradley Creek Claim”).  Under the terms of the Agreement, we paid $20,000 USD upon the Agreement’s inception and agreed to make exploration expenditures on the property of $175,000 CAD (Canadian Dollars) over a four-year period.  During the initial exploration, no commercial quantities of gold or other minerals were discovered and in October 2007, we ceased exploration on the prospect.  We do not claim to have any minerals or reserves whatsoever at this time on any of the property.  Our management has no current plans for the property at this time, and all of our exploration operations have been discontinued.  Following the discontinuation of our planned mineral acquisition, exploration and development activities through May 11, 2009, we have determined to look at other ventures of merit to enhance stockholder value.  These ventures may involve sales of our debt or equity security in merger, acquisition, or similar transactions.  To date, we have achieved no operating revenues and have yet to engage in any such ventures.

Results of Operations

We are an exploration stage corporation.  We have generated no revenues (other than minimal interest income) since inception (November 3, 2006) and have incurred $90,027 in expenses through March 31, 2009, resulting in an accumulated deficit of $89,636.

The following table provides selected financial data about our company as of and for the three months ended March 31, 2009 and the year ended December 31, 2008.

Balance Sheet	As at	As at
Data:	March 31, 2009	December 31, 2008

Cash	$4,829	$10,309
Total assets	$5,249	$10,779
Total liabilities	$9,385	$8,085
Stockholders' equity (deficit)	$(4,136)	$2,694

Net cash provided by financing activities since inception through March 31, 2009, was $90,985, consisting of $30,000 raised from the sale of common shares to our directors, $55,500 from the sale of shares through our SB-2 registration statement to non-affiliated individuals and $5,485 in loans from a former officer and director of the Company.

Plan of Operation

We were formed to engage in the acquisition, exploration and development of mineral deposits and reserves.  We conducted minimal operations in this line of business.  We have experienced difficulties in obtaining financing for our business and have shifted some of our focus to investigating other business opportunities. These opportunities include possible acquisitions or joint venture arrangements in this and other industries. We can provide no assurance that these efforts in exploring possible acquisitions or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will have enough financial resources to fully develop the new venture. Although we will continue to explore financing options based upon our existing business plan, our plan of operations for the next 12 months will also include further investigation of forming partnerships with other entities and researching other business opportunities.

We have minimal operating costs and expenses at the present time due to our limited business activities. However, because of our limited cash in the bank, we will be required to raise additional capital over the next twelve months to meet our ongoing expenses, including our costs related to the remaining required payments under the mining claims purchase agreement we signed in January 2007 and amended January 16, 2009.

Further, we may raise capital in connection with or in anticipation of possible acquisition transactions. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees, although we may do so in the future if we engage in any merger or acquisition transactions.

Liquidity and Capital Resources

Our external auditors issued a going concern opinion on our December 31, 2008 audited financial statements that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position.  We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of March 31, 2009, we had cash of $4,829, current assets of $5,249 and current liabilities of $9,385.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations. This financing may take the form of additional sales of debt or equity securities and/or loans from our directors. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate this risk.

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  The determination of ineffective internal control is based upon the lack of separation of duties. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Jaskarn Samra, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As more fully discussed in our Form 8-K filed with the Securities and Exchange Commission on May 8, 2009, on April 27, 2009, our stockholders and Board of Directors approved resolutions to amend our Articles of Incorporation (the “Amendment”) which Amendment was filed with the Secretary of State of the State of Nevada on April 30, 2009, to effect an increase in the number of our authorized capital shares to 600,000,000 shares, of which 500,000,000 shares are designated as common stock, par value $0.001 per share, and 100,000,000 shares are designated as preferred stock, par value $0.001 per share. We may issue the shares of Preferred Stock from time to time in one or more classes or series, each of which class or series shall have such distinctive designation or title as shall be fixed by the Board or any committee thereof established by resolution of the Board pursuant to our Bylaws prior to the issuance of any shares thereof; each such class or series of Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such class or series of Preferred Stock as may be adopted from time to time by the Board prior to the issuance of any shares thereof, all in accordance with the laws of the State of Nevada.

ITEM 5.

OTHER INFORMATION

Forward Stock Split

On April 27, 2009, our Board of Directors approved a ten-for-one (10:1) forward split of our Common Stock. The forward split will be legally effective as of the close of business on Monday, May 18, 2009 and following FINRA approval, the market effective date for the reverse stock split is anticipated to be May 19, 2009, or such other date as approved by FINRA. As a result of the forward stock split, every one share of our old Common Stock will be converted into ten shares of our new Common Stock.

A new CUSIP number has been issued for our new Common Stock (“500768 205”) to distinguish stock certificates issued after the effective date of the forward stock split. Our old CUSIP number was “500768 106.”

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
May 15, 2009
_____________________________	BY:	/s/ Jaskarn Samra
Date
Jaskarn Samra
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors