Form 10-Q
period 2009-06-30
KRANTI RESOURCES, INC.
filed 2009-08-12
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

(905) 670-0663
(Issuer's telephone number)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]    No []    Not required [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at August 10, 2009 there were 43,875,000 common shares issued and outstanding.

KRANTI RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

Kranti Resources, Inc. (An Exploration Stage Company) Balance Sheets

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$921	$10,309
Prepaid expenses	-	470
Total Current Assets	921	10,779

TOTAL ASSETS	$921	$10,779

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$1,738	$2,600
Due to related party (note 6)	7,985	5,485
Total Liabilities	9,723	8,085

STOCKHOLDERS’ EQUITY (DEFICIT) (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares
authorized, 43,875,000 shares issued and outstanding	43,875	43,875
Additional paid-in capital	41,625	41,625
Deficit accumulated during the exploration stage	(94,302)	(82,806)
Total Stockholders’ Equity (Deficit)	(8,802)	2,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$921	$10,779

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statements of Operations (Unaudited)

					Cumulative
					From Inception
					(November 3,
					2006) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	15	19	73	140	570
Mining expenses	-	75	-	10,546	49,044
Professional fees	4,651	3,563	11,427	9,628	45,079
Total Operating Expenses	4,666	3,657	11,500	20,314	94,693

OTHER INCOME AND EXPENSE
Interest income	-	23	4	68	391

NET LOSS APPLICABLE TO
COMMON SHARES	$(4,666)	$(3,634)	$(11,496)	$(20,246)	$(94,302)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding	43,875,000	43,875,000	43,875,000	43,875,000

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statement of Changes in Stockholders’ Equity (Deficit) For the Period of November 3, 2006 (Inception) to June 30, 2009

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance - November 3, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.001
per share, November 20, 2006	5,000,000	5,000	-	-	5,000

Common shares issued for cash at $0.001
per share, December 13, 2006	25,000,000	25,000	-	-	25,000

Loss for the period	-	-	-	(1,944)	(1,944)

Balance - December 31, 2006	30,000,000	30,000	-	(1,944)	28,056

Common shares issued for cash at $0.004
per share, August 29, 2007	13,875,000	13,875	41,625	-	55,500

Loss for the year	-	-	-	(55,960)	(55,960)

Balance – December 31, 2007	43,875,000	43,875	41,625	(57,904)	27,596

Loss for the year	-	-	-	(24,902)	(24,902)

Balance – December 31, 2008	43,875,000	43,875	41,625	(82,806)	2,694

Loss for the period (Unaudited)	-	-	-	(11,496)	(11,496)

Balance – June 30, 2009 (Unaudited)	43,875,000	$43,875	$41,625	$(94,302)	$(8,802)

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statements of Cash Flows (Unaudited)

			Cumulative
			From Inception
			(November 3,
			2006) to
	Six Months Ended June 30,		June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,496)	$(20,246)	$(94,302)

Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	470	(175)	-
Increase (Decrease) in accounts payable	(862)	5,529	1,738
Net cash used in operating activities	(11,888)	(14,892)	(92,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	2,500	-	7,985
Issuance of common stock for cash	-	-	85,500
Net cash provided by financing activities	2,500	-	93,485

Net increase (decrease) in cash and cash equivalents	(9,388)	(14,892)	921

Cash and cash equivalents - beginning of period	10,309	33,250	-

Cash and cash equivalents - end of period	$921	$18,358	$921

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2009 (Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $921 and $10,309 in cash and cash equivalents at June 30, 2009 and December 31, 2008, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2009 (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(4,666)	$(3,634)	$(11,496)	$(20,246)

Weighted average common
shares outstanding (Basic)	43,875,000	43,875,000	43,875,000	43,875,000
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common
shares outstanding (Diluted)	43,875,000	43,875,000	43,875,000	43,875,000

Net loss per share (Basic
and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2009 (Unaudited)

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

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to June 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2009 (Unaudited)

2.

Significant Accounting Policies - Continued

Recent Accounting Pronouncements – Continued

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2009 (Unaudited)

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

Share Issuances

On April 27, 2009, the Board authorized a 10 for 1 forward split of its common stock effective May 19, 2009.  Each stockholder of record on May 18, 2009 received ten (10) new shares of the Company’s $0.001 par value stock for every one (1) old share outstanding.  The effects of the split have been retroactively applied to all periods presented in the accompanying financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2009 (Unaudited)

3.

Stockholders’ Equity - Continued

Share Issuances - Continued

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

06/30/09

Cumulative Totals

43,875,000

              $ 85,500

Of these shares, 20,000,000 were issued to a director and former officer of the Company, 10,000,000 were issued to former directors of the Company, and 13,875,000 were issued to unaffiliated investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.

 Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 3, 2006 (date of inception) through June 30, 2009 of $93,802 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $32,000 were offset by the valuation allowance, which increased by $3,500 and $7,000 during the six months ended June 30, 2009 and 2008, respectively.

5.

Mineral Property Costs

On January 18, 2007, the Company entered into an option to purchase agreement (the Agreement) to purchase an undivided interest in one (1) mining claim, consisting of 478.495 Hectares (1,182.362 Acres) on property located in the Clinton Mining District, British Columbia, Canada (the Property) for $20,000 USD, which was paid upon the Agreement’s inception.  In addition to the property payment, as amended June 22, 2009, the Company is required to incur $200,000 CAD (Canadian Dollars) of exploration work on the property over four years as follows: expenditures of $25,000 CAD on or before the first anniversary date (which it has done), $75,000 CAD on or before December 31, 2009, and $100,000 CAD on or before the fourth anniversary date.  Since the contract is terminable by either party at any time, no accrual provision has been made for these expenditures.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements June 30, 2009 (Unaudited)

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

The Company is also responsible for maintaining the mineral claim in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of June 30, 2009, the Company met these obligations.

6.

Due to Related Party

As of June 30, 2009 and December 31, 2008, the Company was obligated to a director, who is also a stockholder, for a non-interest bearing demand loan with a balance of $7,985 and $5,485, respectively.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2009, the Company had a working capital deficiency of $8,802 and an accumulated deficit of $94,302.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

General Overview

We were incorporated in the State of Nevada on November 3, 2006 to engage in the acquisition, exploration and development of mineral deposits and reserves.  On January 18, 2007 we entered into a Mineral Claim Purchase Agreement (the “Agreement”) to which we acquired an option to purchase an undivided interest in one (1) mining claim, consisting of 478.495 Hectares (1,182.362 Acres) on property located in the Clinton Mining District, British Columbia Canada (“The Bradley Creek Claim”).  Under the terms of the Agreement, as amended on June 22, 2009, we paid $20,000 USD upon the Agreement’s inception and agreed to make exploration expenditures on the property of $200,000 CAD (Canadian Dollars) over a four-year period.  During the initial exploration, no commercial quantities of gold or other minerals were discovered and in October 2007, we ceased exploration on the prospect.  We do not claim to have any minerals or reserves whatsoever at this time on any of the property.  Our management has no current plans for the property at this time, and all of our exploration operations have been discontinued.  Following the discontinuation of our planned mineral acquisition, exploration and development activities through August 1, 2009, we have determined to look at other ventures of merit to enhance stockholder value.  These ventures may involve sales of our debt or equity security in merger, acquisition, or similar transactions.  To date, we have achieved no operating revenues and have yet to engage in any such ventures.

Results of Operations

We are an exploration stage corporation.  We have generated no revenues (other than minimal interest income) since inception (November 3, 2006) and have incurred $94,693 in expenses through June 30, 2009, resulting in an accumulated deficit of $94,302.

The following table provides selected financial data about our company as of and for the six months ended June 30, 2009 and the year ended December 31, 2008.

Balance Sheet	As at	As at
Data:	June 30, 2009	December 31, 2008

Cash	$921	$10,309
Total assets	$921	$10,779
Total liabilities	$9,723	$8,085
Stockholders' equity (deficit)	$(8,802)	$2,694

Net cash provided by financing activities since inception through June 30, 2009, was $93,485, consisting of $30,000 raised from the sale of common shares to our directors, $55,500 from the sale of shares through our SB-2 registration statement to non-affiliated individuals and $7,985 in loans from a former officer and current director of the Company.

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

We have minimal operating costs and expenses at the present time due to our limited business activities. However, because of our limited cash in the bank, we will be required to raise additional capital over the next twelve months to meet our ongoing expenses, including our costs related to the remaining required payments under the mining claims purchase agreement we signed in January 2007 and amended June 22, 2009.

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

Liquidity and Capital Resources

Our external auditors issued a going concern opinion on our December 31, 2008 audited financial statements that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position.  We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of June 30, 2009, we had cash of $921, current assets of $921 and current liabilities of $9,723.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations. This financing may take the form of additional sales of debt or equity securities and/or loans from our directors. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate this risk.

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  The determination of ineffective internal control is based upon the lack of separation of duties. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Jaskarn Samra, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5.

OTHER INFORMATION

Forward Stock Split

On April 27, 2009, our Board of Directors approved a ten-for-one (10:1) forward split of our Common Stock. The forward split was legally effective as of the close of business on Monday, May 18, 2009 and following FINRA approval, the market effective date for the forward stock split was June 2, 2009. As a result of the forward stock split, every one share of our old Common Stock was converted into ten shares of our new Common Stock.

NASDAQ issued a new symbol under which our Common Stock will trade.  That symbol is “KRAR.”  A new CUSIP number has been issued for our new Common Stock (“500768 205”) to distinguish stock certificates issued after the effective date of the forward stock split. Our old CUSIP number was “500768 106.”

ITEM 6.

 EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-142096, at the SEC website at www.sec.gov:

Exhibit

Number

Description

Rule 13a-14(a)/15d-14a(a) Certifications

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRANTI RESOURCES, INC.
(Registrant)
August 12, 2009
_____________________________	BY:	/s/ Jaskarn Samra
Date
Jaskarn Samra
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors