Form 10-Q
period 2009-09-30
KRANTI RESOURCES, INC.
filed 2009-10-28
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at October 26, 2009 there were 43,875,000 common shares issued and outstanding.

KRANTI RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEBMER 30, 2009

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

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Kranti Resources, Inc. (An Exploration Stage Company) Balance Sheets

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$478	$10,309
Prepaid expenses	-	470
Total Current Assets	478	10,779

TOTAL ASSETS	$478	$10,779

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$540	$2,600
Due to related party (note 6)	10,995	5,485
Total Liabilities	11,535	8,085

STOCKHOLDERS’ EQUITY (DEFICIT) (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares
authorized, 43,875,000 shares issued and outstanding	43,875	43,875
Additional paid-in capital	41,625	41,625
Deficit accumulated during the exploration stage	(96,557)	(82,806)
Total Stockholders’ Equity (Deficit)	(11,057)	2,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$478	$10,779

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statements of Operations (Unaudited)

					Cumulative
					From Inception
					(November 3,
					2006) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	15	-	88	140	585
Mining expenses	-	230	-	10,776	49,045
Professional fees	2,240	2,258	13,667	11,886	47,319
Total Operating Expenses	2,255	2,488	13,755	22,802	96,949

OTHER INCOME AND EXPENSE
Interest income	-	23	4	91	392

NET LOSS APPLICABLE TO
COMMON SHARES	$(2,255)	$(2,465)	$(13,751)	$(22,711)	$(96,557)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding	43,875,000	43,875,000	43,875,000	43,875,000

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statement of Changes in Stockholders’ Equity (Deficit) For the Period of November 3, 2006 (Inception) to September 30, 2009

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance - November 3, 2006 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.001
per share, November 20, 2006	5,000,000	5,000	-	-	5,000

Common shares issued for cash at $0.001
per share, December 13, 2006	25,000,000	25,000	-	-	25,000

Loss for the period	-	-	-	(1,944)	(1,944)

Balance - December 31, 2006	30,000,000	30,000	-	(1,944)	28,056

Common shares issued for cash at $0.004
per share, August 29, 2007	13,875,000	13,875	41,625	-	55,500

Loss for the year	-	-	-	(55,960)	(55,960)

Balance – December 31, 2007	43,875,000	43,875	41,625	(57,904)	27,596

Loss for the year	-	-	-	(24,902)	(24,902)

Balance – December 31, 2008	43,875,000	43,875	41,625	(82,806)	2,694

Loss for the period (Unaudited)	-	-	-	(13,751)	(13,751)

Balance – September 30, 2009 (Unaudited)	43,875,000	$43,875	$41,625	$(96,557)	$(11,057)

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Interim Statements of Cash Flows (Unaudited)

			Cumulative
			From Inception
			(November 3,
			2006) to
	Nine Months Ended September 30,		September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,751)	$(22,711)	$(96,557)

Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	470	25	-
Increase (Decrease) in accounts payable	(2,060)	1,319	540
Net cash used in operating activities	(15,341)	(21,367)	(96,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	5,510	-	10,995
Issuance of common stock for cash	-	-	85,500
Net cash provided by financing activities	5,510	-	96,495

Net increase (decrease) in cash and cash equivalents	(9,831)	(21,367)	478

Cash and cash equivalents - beginning of period	10,309	33,250	-

Cash and cash equivalents - end of period	$478	$11,883	$478

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements September 30, 2009 (Unaudited)

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

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05 “Development Stage Entity,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company has been devoting substantially all of its efforts to development of business plans and the exploration of mineral properties since inception, but has recently discontinued exploration on it properties described in Note 5.  Management is currently contemplating other ventures of merit to enhance stockholder value.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $478 and $10,309 in cash and cash equivalents at September 30, 2009 and December 31, 2008, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements September 30, 2009 (Unaudited)

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

Net Income or (Loss) Per Share of Common Stock

The Company has adopted FASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(2,255)	$(2,465)	$(13,751)	$(22,711)

Weighted average common
shares outstanding (Basic)	43,875,000	43,875,000	43,875,000	43,875,000
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common
shares outstanding (Diluted)	43,875,000	43,875,000	43,875,000	43,875,000

Net loss per share (Basic
and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements September 30, 2009 (Unaudited)

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

Foreign Currency Translations

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with FASC 830-10-20, "Foreign Currency Translation" as follows:

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

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to September 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements September 30, 2009 (Unaudited)

2.

Significant Accounting Policies - Continued

Recent Accounting Pronouncements – Continued

Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

12/13/06

Shares issued for cash

25,000,000

   0.001

   25,000

08/29/07

Shares issued for cash

13,875,000

   0.004

   55,500

06/30/09

Cumulative Totals

43,875,000

              $ 85,500

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements September 30, 2009 (Unaudited)

3.

Stockholders’ Equity - Continued

Share Issuances - Continued

Of these shares, 20,000,000 were issued to a director and former officer of the Company, 10,000,000 were issued to former directors of the Company, and 13,875,000 were issued to unaffiliated investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.

 Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 3, 2006 (date of inception) through September 30, 2009 of $96,557 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $33,500 were offset by the valuation allowance, which increased by $5,000 and $7,900 during the nine months ended September 30, 2009 and 2008, respectively.

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

Kranti Resources, Inc. (An Exploration Stage Company) Notes to Interim Financial Statements September 30, 2009 (Unaudited)

5.

Mineral Property Costs - Continued

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

The Company is also responsible for maintaining the mineral claim in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of September 30, 2009, the Company met these obligations.

6.

Due to Related Party

As of September 30, 2009 and December 31, 2008, the Company was obligated to a director, who is also a stockholder, for a non-interest bearing demand loan with a balance of $10,995 and $5,485, respectively.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2009, the Company had a working capital deficiency of $11,057 and an accumulated deficit of $96,557.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Results of Operations

We are an exploration stage corporation.  We have generated no revenues (other than minimal interest income) since inception (November 3, 2006) and have incurred $96,949 in expenses through September 30, 2009, resulting in an accumulated deficit of $96,557.

The following table provides selected financial data about our company as of and for the nine months ended September 30, 2009 and the year ended December 31, 2008.

Balance Sheet	As at	As at
Data:	September 30, 2009	December 31, 2008

Cash	$478	$10,309
Total assets	$478	$10,779
Total liabilities	$11,535	$8,085
Stockholders' equity (deficit)	$(11,057)	$2,694

Net cash provided by financing activities since inception through September 30, 2009, was $96,495, consisting of $30,000 raised from the sale of common shares to our directors, $55,500 from the sale of shares through our SB-2 registration statement to non-affiliated individuals and $10,995 in loans from a former officer and current director of the Company.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate this risk.

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  The determination of ineffective internal control is based upon the lack of separation of duties. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Jaskarn Samra, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NASDAQ issued a new symbol under which our Common Stock trades.  That symbol is “KRAR.”  A new CUSIP number has been issued for our new Common Stock (“500768 205”) to distinguish stock certificates issued after the effective date of the forward stock split. Our old CUSIP number was “500768 106.”

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
October 28, 2009
_____________________________	BY:	/s/ Jaskarn Samra
Date
Jaskarn Samra
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors