Form 10-K
period 2009-12-31
KRANTI RESOURCES, INC.
filed 2010-03-31
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2009 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to _______________

Commission file number: 333-142096

Kranti Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0513655
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6705 Tomken Rd, Suite 211, Mississauga ON Canada	L5T 2J6
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number: (905) 670-0663

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [x ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x ] No [ ]

As of March 26, 2010, there were 43,875,000 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 23,875,000 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $0 as our stock did not then and does not presently trade.

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

All references in this Form 10-K to the “Company,” “Kranti,” “we,” “us,” or “our” are to Kranti Resources, Inc.

PART I

ITEM 1. BUSINESS

Company Overview

We were incorporated in the State of Nevada on November 3, 2006 to engage in the acquisition, exploration, and development of mineral deposits and reserves. On January 18, 2007 we entered into a Mineral Claim Purchase Agreement (the “Agreement”) to which we acquired an option to purchase an undivided interest in one (1) mining claim, consisting of 478.495 Hectares (1,182.362 Acres) on property located in the Clinton Mining District, British Columbia, Canada (“The Bradley Creek Claim”). Under the terms of the Agreement, as amended on February 11, 2010, we paid $20,000 USD upon the Agreement’s inception and agreed to make exploration expenditures on the property of $275,000 CAD (Canadian Dollars) over a four-year period. During the initial exploration, no commercial quantities of gold or other minerals were discovered and in October 2007, we ceased exploration on the prospect. We do not claim to have any minerals or reserves whatsoever at this time on any of the property. Our management has no current plans for the property at this time, and all of our exploration operations have been discontinued. Following the discontinuation of our planned mineral acquisition, exploration, and development activities through the present, we have determined to look at other ventures of merit to enhance stockholder value. These ventures may involve sales of our debt or equity security in merger, acquisition, or similar transactions. To date, we have achieved no operating revenues and have yet to engage in any such ventures.

Charter Amendment to Increase Authorized Capital

On April 27, 2009, our stockholders and our Board of Directors (the “Board”) approved resolutions to amend our Articles of Incorporation (the “Amendment”) which Amendment was filed with the Secretary of State of the State of Nevada on April 30, 2009, to effect an increase in the number of our authorized capital shares to 600,000,000 shares, of which 500,000,000 shares are designated as common stock, par value $0.001 per share, and 100,000,000 shares are designated as preferred stock, par value $0.001 per share. We may issue the shares of Preferred Stock from time to time in one or more classes or series, each of which class or series shall have such distinctive designation or title as shall be fixed by the Board or any committee thereof established by resolution of the Board pursuant to our Bylaws prior to the issuance of any shares thereof; each such class or series of Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such class or series of Preferred Stock as may be adopted from time to time by the Board prior to the issuance of any shares thereof, all in accordance with the laws of the State of Nevada. The Amendment was approved by the holders of 57% of the issued and outstanding shares of our voting capital stock.

Forward Stock Split

By written consent dated April 27, 2009, our Board approved a ten-for-one (10:1) forward split of our Common Stock (the “Forward Split”). The Forward Split was effective as of the close of business on May 18, 2009 and following FINRA approval, the market effective date for the Forward Split was June 2, 2009. As a result of the Forward Split, every one share of our Common Stock was converted into ten shares of our Common Stock. FINRA issued a new symbol (“KRAR”) under which our Common Stock trades.

Patents, Trademarks and Licenses

We do not presently own any patents, trademarks, copyrights or other forms of intellectual property.

Research and Development

We have not performed any research and development since our inception.

Employees

As of March 26, 2010 our only employee is our sole executive officer.

Change of Control

Not Applicable.

ITEM 1A.	RISK FACTORS

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

The Company's corporate offices are located at 6705 Tomken Rd., Suite 211, Mississauga ON Canada L5T 2J6. The office is provided to us on a rent free basis by our President, Jaskarn Samra.

We have no other property at this time. Record title to the Property upon which we have conducted exploration activities is not held in our name. The Property is owned by Beeston Enterprises Ltd. Kranti entered into an Option to Purchase Agreement to purchase the claim through a payment on signing totaling $20,000 USD and a four-year work program totaling $275,000 CAD. We may or may not conduct further exploration activities on the Bradley Creek mining claim located in the Clinton Mining District, British Columbia, Canada. The Property consists of one (1) mining claim of 478.495 hectares. If we conduct further exploration, we will explore for copper- gold and molybdenite deposits on the Property.

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

Market Information

“Bid” and ”ask” prices for our common stock are quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “KRAR.OB.” However, our stock has never traded. Our common stock has been quoted on the OTCBB since January 23, 2008.

As of March 26, 2010, we had 34 shareholders of record of our common stock.

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

Recent Sales of Unregistered Equity Securities

During the fiscal year ended December 31, 2009, we issued no equity securities.

Securities Authorized For Issuance under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance under any such plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

We are an exploration stage corporation. We have generated no revenues (other than minimal interest income) since inception (November 3, 2006) and have incurred $99,962 in expenses through December 31, 2009, resulting in an accumulated deficit of $99,570.

The following table provides selected financial data about our company as of and for the years ended December 31, 2009 and 2008.

Balance Sheet	As at	As at
Data:	December 31, 2009	December 31, 2008

Cash	$53	$10,309
Total assets	$53	$10,779
Total liabilities	$14,123	$8,085
Stockholders' equity (deficit)	$(14,070)	$2,694

Net cash provided by financing activities since inception through December 31, 2009, was $97,923, consisting of $30,000 raised from the sale of common shares to a current and former directors, $55,500 from the sale of shares through our SB-2 registration statement to non-affiliated individuals and $12,423 in loans from a former officer and current director of the Company.

Plan of Operation

We were formed to engage in the acquisition, exploration, and development of mineral deposits and reserves. We conducted minimal operations in this line of business. We have experienced difficulties in obtaining financing for our business and have shifted some of our focus to investigating other business opportunities. These opportunities include possible acquisitions or joint venture arrangements in this and other industries. We can provide no assurance that these efforts in exploring possible acquisitions or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will have enough financial resources to fully develop the new venture. Although we will continue to explore financing options based upon our existing business plan, our plan of operations for the next 12 months will also include further investigation of forming partnerships with other entities and researching other business opportunities.

We have minimal operating costs and expenses at the present time due to our limited business activities. However, because of our limited cash in the bank, we will be required to raise additional capital over the next twelve months to meet our ongoing expenses, including our costs related to the remaining required payments under the mining claims purchase agreement we signed in January 2007 and amended February 11, 2010.

Further, we may raise capital in connection with, or in anticipation of, possible acquisition transactions. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees, although we may do so in the future if we engage in any merger or acquisition transactions.

Liquidity and Capital Resources

Our external auditors issued a going concern opinion on our December 31, 2009 audited financial statements that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position. We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations. This financing may take the form of additional sales of debt or equity securities and/or loans from our directors. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

Going Concern

Our auditors have included an explanatory paragraph in their report on our financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history, our lack of historical profitability, and our limited funds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Jaskarn Samra, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009, (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting. The Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
  Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members, and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.

The following table sets forth certain information, as of March 26, 2010, with respect to our directors and executive officers.

			Date of Election or
			Appointment as
Name	Positions Held	Age	Director
Jaskarn Samra(1)	Chief Executive and Financial Officer, President, Secretary, Treasurer and Member of the Board of Directors	40	September 5, 2008
Rimpal Samra(1)	Member of the Board of Directors	33	September 5, 2008
Benny Gill	Member of the Board of Directors	39	Since inception (November 3, 2006)

   (1) Mr. and Ms. Samra are married.

Certain biographical information of our directors and officers is set forth below.

Jaskarn “Jazz” Samra

Jaskarn has served as our President, Chief Executive and Financial Officer, Secretary, Treasurer, and Director since September 5, 2008. Mr. Samra received a Diploma in Criminology from Kwantlen College, Surrey, British Columbia. He also received an Immigration Practitioner Certificate from Seneca College, Toronto, Ontario. Since 1994, Mr. Samra has been the publisher and owner of Voice Media Group, which operates two bi-weekly East Indian Cultural Newspapers and a daily radio program which caters to the South Asian Community in Greater Toronto Area. Mr. Samra monitors the on-going operations of the newspaper and staff. Since 1999, he has been a Director and Controller of MCICS Immigration Services of Mississauga, Ontario, a full-service company specializing in immigration consultancy and post landing services. He monitors the ongoing operations of the immigration consultancy business and manages five staff members. He is also actively involved in business development, marketing, and sales.

Rimpal Samra

Rimpal Samra has served as a member of the Board of Directors since September 5, 2008. Ms. Samra received a Bachelor degree from Ludhiana University in Punjab, India She has been working since 1994 in Voice Media group as a Punjabi Language translator and typesetter.

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

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders. The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and no revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

We have three directors, one of which is our sole executive officer. There are no independent directors. We do not pay them for attending board meetings. They are reimbursed, however, for their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, this has not been a problem as no security holders have made any such recommendations. Our three directors perform all functions that would otherwise be performed by committees. Given the present size of our board, is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In 2007 we adopted a Code of Ethics that applies to all of our employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our President c/o Kranti Resources, Inc. at 6705 Tomken Rd., Suite 211, Mississauga, ON Canada L5T 2J6.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2009 and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2009 that received annual compensation during the fiscal year ended December 31, 2009 in excess of $100,000.

Summary Compensation Table

Change in
Pension
Value
and
Non-
						Non-	qualified
						Equity	Deferred
						Incentive	Compen-	All
				Stock	Option	Plan	sation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compen-	Earnings	Compen-	Total
Position	Year	($)	($)	($)	($)	sation ($)	($)	sation ($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jaskarn Samra,(1)	2009	0	0	0	0	0	0	0	0
Chief Executive and Financial Officer	2008	0	0	0	0	0	0	0	0

(1)	Jaskarn Samra has served as our sole executive officer and as a Director from September 5, 2008 through the present.

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax-qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors, or for special assignments. During the fiscal year ended December 31, 2009 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAINS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 26, 2010 by:

  each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

  each of our directors;

  each of our executive officers; and

  all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights, or conversion privileges owned by such person at said date which are exercisable within 60 days of March 26, 2010. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Jaskarn Samra 6705 Tomken Rd., Suite 211, Mississauga, ON Canada L5T 2J6	Common Stock, par value $0.001 per share	0 Shares	0%
Rimpal Samra 6705 Tomken Rd., Suite 211, Mississauga, ON Canada L5T 2J6	Common Stock, par value $0.001 per share	0 Shares	0%
Benny Gill(3) 13252 64A Avenue Surrey BC Canada V3W 7H9	Common Stock, par value $0.001 per share	20,000,000 Shares (Direct)	45.6%
All officers and directors as a group (3 People)	Common Stock, par value $0.001 per share	20,000,000 Shares	45.6%
Aaron Lessing(4) Suite 210, 5500 152 St, Surrey, BC Canada V3S 5J9	Common Stock, par value $0.001 per share	5,000,000 Shares (Direct)	11.4%
Karnpal Grewal(5) 7507 118 Street Delta, BC Canada V4C 6G7	Common Stock, par value $0.001 per share	5,000,000 Shares (Direct)	11.4%

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

(2)	There were 43,875,000 shares of common stock issued and outstanding on March 26, 2010.

(3)	Benny Gill served as our President, Chief Executive Officer, and Chief Financial Officer from November 3, 2006 until September 5, 2008.

(4)	Aaron Lessing served as a Director from November 3, 2006 to September 5, 2008.

(5)	Karnpal Grewal passed away on June 16, 2008. His estate is administering his stock.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2009, the Company was obligated to Mr. Gill for a non-interest bearing demand loan with a balance of $12,423. The Company plans to pay the loan back as cash flows become available.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 30, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008
Audit fees (1)	$9,500	$8,600
Audit-related fees (2)	0	0
Tax fees (3)	407	600
All other fees (4)	0	0
Total fees	$9,907	$9,200

(1) Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements of Kranti Resources, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes hereto.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit	SEC Report
No.	Reference Number	Description

3.1	3.1	Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on November 3, 2006 (1)

3.2	3.1	Amendment to the Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 30, 2009 (2)

3.3	3.2	By-Laws of Registrant (1)

10.1	10.1	Mineral Claim Purchase Agreement by and between the Registrant and Beeston Enterprises Ltd. dated January 18, 2007(1)

10.2	10.1	Mineral Claim Purchase Agreement amendment by and between the Registrant and Beeston Enterprises Ltd. dated February 11, 2010 (3)

14	14	Code of Ethics (4)

21	*	List of Subsidiaries

31.1/31.2	*	Certification of Principal Executive and Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certification of Chief Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
________________________
*	Filed herewith.

**

This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

  Filed with the SEC on April 13, 2007 as an exhibit, numbered as indicated above, to the Registrant’s registration statement (SEC File No. 333-142096) on Form SB-2, which exhibit is incorporated herein by reference.

  Filed with the SEC on May 8, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K (SEC File No. 333-142096), which exhibit is incorporated herein by reference.

  Filed with the SEC on February 12, 2010 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K (SEC File No. 333- 142096), which exhibit is incorporated herein by reference.

  Filed with the SEC on March 26, 2008 as an exhibit, numbered as indicated above, to the Registrant’s annual report on Form 10-KSB (SEC File No. 333- 142096), which exhibit is incorporated herein by reference.

In reviewing the agreements included as exhibits and incorporated by reference to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRANTI RESOURCES, INC.

Dated: March 30, 2010	By:	/s/ Jaskarn Samra
Jaskarn Samra, President, Chief
Executive Officer and Chief
Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jaskarn Samra	Director	March 30, 2010
Jaskarn Samra

/s/ Rimpal Samra	Director	March 30, 2010
Rimpal Samra

/s/ Benny Gill	Director	March 30, 2010
Benny Gill

PART IV – FINANCIAL INFORMATION

ITEM 15.	FINANCIAL STATEMENTS

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008, and the
Period of NOVEMBER 3, 2006 (Inception) to DECEMBER 31, 2009

KRANTI RESOURCES, INC.
(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF NOVEMBER 3, 2006 (INCEPTION) TO DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Kranti Resources, Inc.
Las Vegas, NV

We have audited the accompanying balance sheets of Kranti Resources, Inc. (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and for the period from November 3, 2006 (date of inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, and for the period from November 3, 2006 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has not generated revenues from operations and has incurred net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
March 19, 2010

F-3

Kranti Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
As of December 31,

	2009	2008

ASSETS
Current Assets
Cash	$53	$10,309
Prepaid expenses	-	470
Total Current Assets	53	10,779

TOTAL ASSETS	$53	$10,779

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$1,700	$2,600
Due to related party (note 6)	12,423	5,485
Total Liabilities	14,123	8,085

STOCKHOLDERS’ EQUITY (DEFICIT) (note 3)
Preferred stock, par value $0.001, 100,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares
authorized, 43,875,000 shares issued and outstanding	43,875	43,875
Additional paid-in capital	41,625	41,625
Deficit accumulated during the exploration stage	(99,570)	(82,806)
Total Stockholders’ Equity (Deficit)	(14,070)	2,694

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$53	$10,779

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc.
(An Exploration Stage Company)
Statements of Operations

			Cumulative
			From Inception
			(November 3,
			2006) to
	Years Ended December 31,		December 31,
	2009	2008	2009

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	95	141	592
Mining expenses	-	10,775	49,044
Professional fees	16,673	14,095	50,326
Total Operating Expenses	16,768	25,011	99,962

OTHER INCOME AND EXPENSE
Interest income	4	109	392

NET LOSS APPLICABLE TO COMMON SHARES	$(16,764)	$(24,902)	$(99,570)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	43,875,000	43,875,000

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc.
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of November 3, 2006 (Inception) to December 31, 2009

				Deficit
				Accumulated
			Additional	During the	Total
	Common Shares		Paid-In	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance - November 3, 2006 (Inception)	-	$-	$-	$-	$-
Common shares issued for cash at $0.001 per share, November 20, 2006	5,000,000	5,000	-	-	5,000
Common shares issued for cash at $0.001 per share, December 13, 2006	25,000,000	25,000	-	-	25,000
Loss for the period	-	-	-	(1,944)	(1,944)
Balance - December 31, 2006	30,000,000	30,000	-	(1,944)	28,056
Common shares issued for cash at $0.004 per share, August 29, 2007	13,875,000	13,875	41,625	-	55,500
Loss for the year	-	-	-	(55,960)	(55,960)
Balance – December 31, 2007	43,875,000	43,875	41,625	(57,904)	27,596
Loss for the year	-	-	-	(24,902)	(24,902)
Balance – December 31, 2008	43,875,000	43,875	41,625	(82,806)	2,694
Loss for the year	-	-	-	(16,764)	(16,764)
Balance – December 31, 2009	43,875,000	$43,875	$41,625	$(99,570)	$(14,070)

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

			Cumulative
			From Inception
			(November 3,
			2006) to
	Years Ended December 31,		December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,764)	$(24,902)	$(99,570)

Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	470	25	-
Increase (Decrease) in accounts payable	(900)	1,936	1,700
Net cash used in operating activities	(17,194)	(22,941)	(97,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	6,938	-	12,423
Issuance of common stock for cash	-	-	85,500
Net cash provided by financing activities	6,938	-	97,923

Net increase (decrease) in cash and cash equivalents	(10,256)	(22,941)	53

Cash and cash equivalents - beginning of period	10,309	33,250	-

Cash and cash equivalents - end of period	$53	$10,309	$53

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc.
(An Exploration Stage Company)
Notes to Audited Financial Statements
December 31, 2009 and 2008

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

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05 “Development Stage Entity,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. The Company has been devoting substantially all of its efforts to development of business plans and the exploration of mineral properties since inception, but has recently discontinued exploration on its properties described in Note 5. Management is currently contemplating other ventures of merit to enhance stockholder value.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $53 and $10,309 in cash and cash equivalents at December 31, 2009 and 2008, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Kranti Resources, Inc.
(An Exploration Stage Company)
Notes to Audited Financial Statements
December 31, 2009 and 2008

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008

Net loss	$(16,764)	$(24,902)

Weighted average common
shares outstanding (Basic)	43,875,000	43,875,000
Options	-	-
Warrants	-	-
Weighted average common
shares outstanding (Diluted)	43,875,000	43,875,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Kranti Resources, Inc.
(An Exploration Stage Company)
Notes to Audited Financial Statements
December 31, 2009 and 2008

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

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to December 31, 2009.

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
December 31, 2009 and 2008

2.	Significant Accounting Policies - Continued

Recent Accounting Pronouncements – Continued

Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Since its inception (November 3, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount
11/20/06	Shares issued for cash	5,000,000	$ 0.001	$ 5,000
12/13/06	Shares issued for cash	25,000,000	0.001	25,000
08/29/07	Shares issued for cash	13,875,000	0.004	55,500
12/31/09	Cumulative Totals	43,875,000		$ 85,500

Kranti Resources, Inc.
(An Exploration Stage Company)
Notes to Audited Financial Statements
December 31, 2009 and 2008

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

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 3, 2006 (date of inception) through December 31, 2009 of $99,570 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $34,800 were offset by the valuation allowance, which increased by $5,900 and $8,500 during the years ended December 31, 2009 and 2008, respectively.

5.	Mineral Property Costs

On January 18, 2007, the Company entered into an option to purchase agreement (the Agreement) to purchase an undivided interest in one (1) mining claim, consisting of 478.495 Hectares (1,182.362 Acres) on property located in the Clinton Mining District, British Columbia, Canada (the Property) for $20,000 USD, which was paid upon the Agreement’s inception. In addition to the property payment, as most recently amended February 11, 2010 (Note 8), the Company is required to incur $275,000 CAD (Canadian Dollars) of exploration work on the property over four years as follows: expenditures of $25,000 CAD on or before the first anniversary date (paid), $50,000 CAD on or before June 30, 2010, $100,000 CAD on or before December 31, 2010, and $100,000 CAD on or before the fourth anniversary date. Since the contract is terminable by either party at any time, no accrual provision has been made for these expenditures.

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
December 31, 2009 and 2008

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

The Company is also responsible for maintaining the mineral claim in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of December 31, 2009, the Company met these obligations.

6.	Due to Related Party

As of December 31, 2009 and 2008, the Company was obligated to a director, who is also a stockholder, for a non-interest bearing demand loan with a balance of $12,423 and $5,485, respectively. The Company plans to pay the loan back as cash flows become available. Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2009, the Company had a working capital deficiency of $14,070 and an accumulated deficit of $99,570. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

As mentioned in Note 5, the Company’s option to purchase mining claim agreement was amended on February 11, 2010, thereby extending the original third anniversary payment deadline to December 31, 2010 and increasing the related required exploration costs from $75,000 to $100, 000.

The Company has evaluated events from December 31, 2009 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.