Form 10-Q
period 2010-03-31
KRANTI RESOURCES, INC.
filed 2010-05-13
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________to _____________

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As at May 12, 2010 there were 43,875,000 common shares issued and outstanding.

KRANTI RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on March 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

KRANTI RESOURCES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

Kranti Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	March 31,	December 31
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$53	$53
Prepaid expenses	-	-
Total Current Assets	53	53

TOTAL ASSETS	$53	$53

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$5,727	$1,700
Due to related party (note 6)	17,820	12,423
Total Liabilities	23,547	14,123

STOCKHOLDERS’ DEFICIT (note 3)
Preferred stock, par value $0.001, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 43,875,000 shares issued and outstanding	43,875	43,875
Additional paid-in capital	41,625	41,625
Deficit accumulated during the exploration stage	(108,994)	(99,570)
Total Stockholders’ Deficit	(23,494)	(14,070)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53	$53

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)

			Cumulative
			From Inception
			(November 3,
			2006) to
	Three Months Ended March 31,		March 31,
	2010	2009	2010

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	-	58	592
Mining expenses	-	-	49,044
Professional fees	9,424	6,775	59,750
Total Operating Expenses	9,424	6,833	109,386

OTHER INCOME AND EXPENSE
Interest income	-	3	392

NET LOSS APPLICABLE TO COMMON SHARES	$(9,424)	$(6,830)	$(108,994)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	43,875,000	43,875,000

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc.
(An Exploration Stage Company)
Interim Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of November 3, 2006 (Inception) to March 31, 2010

				Deficit
				Accumulated
			Additional	During the	Total
	Common Shares		Paid-In	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance - November 3, 2006 (Inception)	-	$-	$-	$-	$-
Common shares issued for cash at $0.001 per share, November 20, 2006	5,000,000	5,000	-	-	5,000
Common shares issued for cash at $0.001 per share, December 13, 2006	25,000,000	25,000	-	-	25,000
Loss for the period	-	-	-	(1,944)	(1,944)
Balance - December 31, 2006	30,000,000	30,000	-	(1,944)	28,056
Common shares issued for cash at $0.004 per share, August 29, 2007	13,875,000	13,875	41,625	-	55,500
Loss for the year	-	-	-	(55,960)	(55,960)
Balance – December 31, 2007	43,875,000	43,875	41,625	(57,904)	27,596
Loss for the year	-	-	-	(24,902)	(24,902)
Balance – December 31, 2008	43,875,000	43,875	41,625	(82,806)	2,694
Loss for the year	-	-	-	(16,764)	(16,764)
Balance – December 31, 2009	43,875,000	43,875	41,625	(99,570)	(14,070)
Loss for the period (unaudited)	-	-	-	(9,424)	(9,424)
Balance – March 31, 2010 (unaudited)	43,875,000	$43,875	$41,625	$(108,994)	$(23,494)

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
			(November 3,
			2006) to
	Three Months Ended March 31,		March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,424)	$(6,830)	$(108,994)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	50	-
Increase in accounts payable	4,027	1,300	5,727
Net cash used in operating activities	(5,397)	(5,480)	(103,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	5,397	-	17,820
Issuance of common stock for cash	-	-	85,500
Net cash provided by financing activities	5,397	-	103,320

Net increase (decrease) in cash and cash equivalents	-	(5,480)	53

Cash and cash equivalents - beginning of period	53	10,309	-

Cash and cash equivalents - end of period	$53	$4,829	$53

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranti Resources, Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2010
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $53 in cash and cash equivalents at March 31, 2010 and December 31, 2009.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Kranti Resources, Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2010
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009

Net loss	$(9,424)	$(6,830)

Weighted average common shares outstanding (Basic)	43,875,000	43,875,000
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	43,875,000	43,875,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Kranti Resources, Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2010
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

No significant realized exchange gain or losses were recorded from inception (November 3, 2006) to March 31, 2010.

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
March 31, 2010
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

Since its inception (November 3, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

11/20/06	Shares issued for cash	5,000,000	$ 0.001	$ 5,000
12/13/06	Shares issued for cash	25,000,000	0.001	25,000
08/29/07	Shares issued for cash	13,875,000	0.004	55,500

03/31/10	Cumulative Totals	43,875,000		$ 85,500

Kranti Resources, Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2010
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

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 3, 2006 (date of inception) through March 31, 2010 of $108,994 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $38,100 were offset by the valuation allowance, which increased by $3,300 and $2,400 during the three months ended March 31, 2010 and 2009, respectively.

5.	Mineral Property Costs

On January 18, 2007, the Company entered into an option to purchase agreement (the Agreement) to purchase an undivided interest in one (1) mining claim, consisting of 478.495 Hectares (1,182.362 Acres) on property located in the Clinton Mining District, British Columbia, Canada (the Property) for $20,000 USD, which was paid upon the Agreement’s inception. In addition to the property payment, as most recently amended February 11, 2010, the Company is required to incur $275,000 CAD (Canadian Dollars) of exploration work on the property over four years as follows: expenditures of $25,000 CAD on or before the first anniversary date (paid), $50,000 CAD on or before June 30, 2010, $100,000 CAD on or before December 31, 2010, and $100,000 CAD on or before the fourth anniversary date. Since the contract is terminable by either party at any time, no accrual provision has been made for these expenditures.

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
March 31, 2010
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

The Company is also responsible for maintaining the mineral claim in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of March 31, 2010, the Company met these obligations.

6.	Due to Related Party

As of March 31, 2010 and December 31, 2009, the Company was obligated to a director, who is also a stockholder, for a non-interest bearing demand loan with a balance of $17,820 and $12,243, respectively. The Company plans to pay the loan back as cash flows become available. Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2010, the Company had a working capital deficiency of $23,494 and an accumulated deficit of $108,994. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The Company has evaluated events from March 31, 2010 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Results of Operations

We are an exploration stage corporation. We have generated no revenues (other than minimal interest income) since inception (November 3, 2006) and have incurred $109,386 in expenses through March 31, 2010, resulting in an accumulated deficit of $108,994.

The following table provides selected financial data about our company as of and for the periods ended March 31, 2010 and December 31, 2009.

Balance Sheet	As of	As of
Data:	March 31, 2010	December 31, 2009

Cash	$53	$53
Total assets	$53	$53
Total liabilities	$23,547	$14,123
Stockholders' equity (deficit)	$(23,494)	$(14,070)

Net cash provided by financing activities since inception through March 31, 2010, was $103,320, consisting of $30,000 raised from the sale of common shares to a current and former directors,$55,500 from the sale of shares through our SB-2 registration statement to non-affiliated individuals and $17,820 in loans from a former officer and current director of the Company.

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

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at ensuring that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. We performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
May 12, 2010
	BY:	/s/ Jaskarn Samra
Date
Jaskarn Samra
President, Chief Executive Officer, Principal
Financial Officer, Principal Accounting
Officer, and member of the Board of Directors