Form 10-Q
period 2010-06-30
Horiyoshi Worldwide Inc.
filed 2010-08-11
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 000-53976

HORIYOSHI WORLDWIDE INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513655
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

711 S. Olive Street, Suite 504, Los Angeles, CA, USA	90014
(Address of principal executive offices)	(Zip Code)

(213) 505-7114
(Registrant’s telephone number, including area code)

Kranti Resources, Inc.
6705 Tomken Rd., Suite 211, Mississauga, ON L5T 2J6
(905) 670-0663
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[X] YES    [   ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 94,866,525 common shares issued and outstanding as of August 9, 2010

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Form 10-K filed with the SEC on March 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

HORIYOSHI WORLDWIDE INC.
(Formerly Kranti Resources, Inc.)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

HORIYOSHI WORLDWIDE INC.
(Formerly Kranti Resources, Inc.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	June 30,	December 31
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$53	$53

TOTAL ASSETS	$53	$53

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$12,051	$1,700
Due to related party (note 6)	18,485	12,423
Total Liabilities	30,536	14,123

STOCKHOLDERS’ DEFICIT (note 3)

Preferred stock, par value $0.001, 100,000,000 shares authorized, none issued and outstanding	-	-

Common stock, par value $0.001, 1,081,100,000 shares authorized, 94,866,525 shares issued and outstanding	94,867	94,867
Capital deficiency	(9,367)	(9,367)
Deficit accumulated during the development stage	(115,983)	(99,570)
Total Stockholders’ Deficit	(30,483)	(14,070)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53	$53

The accompanying notes are an integral part of these financial statements.

HORIYOSHI WORLDWIDE INC.
(Formerly Kranti Resources, Inc.)
(A Development Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative
					From Inception
					(November 3,
					2006) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	163	15	163	73	755
Mining expenses	-	-	-	-	49,045
Professional fees	6,842	4,651	16,266	11,427	66,591
Total Operating Expenses	7,005	4,666	16,429	11,500	116,391

OTHER INCOME AND EXPENSE
Foreign currency transaction gain	16	-	16	-	16
Interest income	-	-	-	4	392

Net Loss Applicable to Common Shares	$(6,989)	$(4,666)	$(16,413)	$(11,496)	$(115,983)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	94,866,525	94,866,525	94,866,525	94,866,525

The accompanying notes are an integral part of these financial statements.

HORIYOSHI WORLDWIDE INC.
(Formerly Kranti Resources, Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows
(unaudited)

			Cumulative
			From Inception
			(November 3,
			2006) to
	Six Months Ended June 30,		June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,413)	$(11,496)	$(115,983)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	470	-
Increase (decrease) in accounts payable	10,351	(862)	12,051
Net cash used in operating activities	(6,062)	(11,888)	(103,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	6,062	2,500	18,485
Issuance of common stock for cash	-	-	85,500
Net cash provided by financing activities	6,062	2,500	103,985

Net increase (decrease) in cash and cash equivalents	-	(9,388)	53

Cash and cash equivalents - beginning of period	53	10,309	-

Cash and cash equivalents - end of period	$53	$921	$53

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HORIYOSHI WORLDWIDE INC.
(Formerly Kranti Resources, Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2010
(Unaudited)

1.	Organization

Horiyoshi Worldwide Inc. (the “Company”), a development stage company, was incorporated on November 3, 2006 in the State of Nevada, U.S.A. The Company was originally incorporated as Kranti Resources, Inc. and changed its name to Horiyoshi Worldwide Inc. on June 17, 2010. It is based in Los Angeles, CA. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is a development stage company that intended to engage primarily in the acquisition, exploration and development of resource properties. The Company intends to change its business to a luxury apparel company. To date, the Company’s activities have been limited to its formation, the raising of equity capital, and its mining exploration work program.

Development Stage Company

The Company is considered to be in the development stage as defined in FASC 915-10-05 “Development Stage Entity,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. The Company has been devoting substantially all of its efforts to development of business plans and the exploration of mineral properties since inception, but has recently discontinued exploration on its properties described in Note 5. Management is currently contemplating other ventures of merit to enhance stockholder value.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $53 in cash and cash equivalents at June 30, 2010 and December 31, 2009, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

HORIYOSHI WORLDWIDE INC.
(Formerly Kranti Resources, Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2010
(Unaudited)

2.	Significant Accounting Policies – Continued

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on November 3, 2006 and has not realized any revenue from its planned operations. It has been primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs were expensed as incurred.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(6,989)	$(4,666)	$(16,413)	$(11,496)

Weighted average common shares outstanding (Basic)	94,866,525	94,866,525	94,866,525	94,866,525
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares outstanding (Diluted)	94,866,525	94,866,525	94,866,525	94,866,525

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

HORIYOSHI WORLDWIDE INC.
(Formerly Kranti Resources, Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2010
(Unaudited)

2.	Significant Accounting Policies - Continued

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar. All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of shareholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

The Company has realized $16 in exchange gains from inception (November 3, 2006) to June 30, 2010.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (November 3, 2006) to June 30, 2010, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (November 3, 2006) to June 30, 2010.

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

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-20 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

10

HORIYOSHI WORLDWIDE INC.
(Formerly Kranti Resources, Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2010
(Unaudited)

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

Effective June 17, 2010 the Company increased the number of authorized shares to 1,181,100,000 shares, of which 1,081,100,000 shares are designated as common stock par value $0.001 per share, and 100,000,000 shares are designated as preferred stock, par value $0.001 per share.

Share Issuances

On April 27, 2009, the Board authorized a 10 for 1 forward split of its common stock effective May 19, 2009. Each stockholder of record on May 18, 2009 received ten (10) new shares of the Company’s $0.001 par value stock for every one (1) old share outstanding.

On May 25, 2010, the Board authorized a 2.1622 for 1 forward split of its common stock effective July 19, 2010. Each shareholder of record on July 18, 2010 received 2.1622 new shares of the Company’s $0.001 par value stock for every one (1) old share outstanding.

Since its inception (November 3, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the forward splits:

			Price Per
Date	Description	Shares	Share	Amount

11/20/06	Shares issued for cash	10,811,000	$ 0.00046	$ 5,000
12/13/06	Shares issued for cash	54,055,000	0.00046	25,000
08/29/07	Shares issued for cash	30,000,525	0.0018 5	55,500

06/36/10	Cumulative Totals	94,866,525		$ 85,500

Of these shares, 64,866,000 were originally issued to former directors and officers of the Company, and 30,000,525 were issued to unaffiliated investors.

There are no preferred shares outstanding. The Company has no stock option plan, warrants or other dilutive securities.

11

HORIYOSHI WORLDWIDE INC.
(Formerly Kranti Resources, Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2010
(Unaudited)

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from November 3, 2006 (date of inception) through June 30, 2010 of $115,983 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $40,600 were offset by the valuation allowance, which increased by $5,800 and $3,500 during the six months ended June 30, 2010 and 2009, respectively.

5.	Mineral Property Costs

On January 18, 2007, the Company entered into an option to purchase agreement (the Agreement) to purchase an undivided interest in one (1) mining claim, consisting of 478.495 Hectares (1,182.362 Acres) on property located in the Clinton Mining District, British Columbia, Canada (the Property) for $20,000 USD, which was paid upon the Agreement’s inception. In addition to the property payment, as most recently amended February 11, 2010, the Company was required to incur $275,000 CAD (Canadian Dollars) of exploration work on the property over four years as follows: expenditures of $25,000 CAD on or before the first anniversary date (paid), $50,000 CAD on or before June 30, 2010, $100,000 CAD on or before December 31, 2010, and $100,000 CAD on or before the fourth anniversary date. Since the contract is terminable by either party at any time, no accrual provision had been made for these expenditures.

During October 2007, per the recommendation of a Geologist, the Company spent $14,290 CAD ($14,954 USD) on our work program. This expenditure was part of our required exploration work commitment. The program consisted of surveying a control grid, soil and rock chip sampling and geological mapping. An additional $10,775 USD in mining expenses was incurred and spent during the year ended December 31, 2008. The Company has met its obligation to spend at least $25,000 CAD in work program expenses on the property. The Company is also responsible for maintaining the mineral claim in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of June 30, 2010, the Company met these obligations.

The Agreement was cancelled during the quarter ended June 30, 2010.

6.	Due to Related Party

As of June 30, 2010 the Company was obligated to an officer and director, who is also a stockholder, for a non-interest bearing demand loan with a balance of $18,485. The Company plans to pay the loan back as cash flows become available. Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

12

HORIYOSHI WORLDWIDE INC.
(Formerly Kranti Resources, Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2010
(Unaudited)

7.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2010, the Company had a working capital deficiency of $30,483 and an accumulated deficit of $115,983. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8.	Subsequent Events

The Company has evaluated events from June 30, 2010 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

Item 2.        Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

Horiyoshi Worldwide Inc., "we", "us", "our", "our company", was incorporated on November 3, 2006 in the State of Nevada, U.S.A under the name Kranti Resources, Inc. The accounting and reporting policies of our company conform to accounting principles generally accepted in the United States of America, and our company’s fiscal year end is December 31.

On May 18, 2010, Benny Gill and Rimpal Samra resigned as directors of our company and Jaskarn Samra (“Jazz”) resigned as president, secretary, treasurer and director of our company.

Also on May 18, 2010, we received a consent to act from Mitsuo Kojima and we appointed Mr. Kojima as president, secretary, treasurer and director of our company.

On June 21, 2010, we effected a 2.1622 for one forward stock split of our authorized and issued and outstanding stock. As a result, our authorized capital increased from 500,000,000 shares of common stock to 1,081,100,000 shares of common stock and the issued and outstanding increased from 43,875,000 shares of common stock to 94,866,525 shares of common stock, all with a par value of $0.001. In addition, on June 21, 2010, we changed our name to Horiyoshi Worldwide Inc. to better reflect the business of our company.

The name change and stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on July 19, 2010. Our CUSIP is 440E109.

Since incorporation we have been a development stage company with the intention to engage primarily in the acquisition, exploration and development of resource properties. Management of our company intends to change our business to a luxury apparel company. To date, our company’s activities have been limited to our formation, the raising of equity capital, and our mining exploration work program.

Our company is considered to be in the development stage as defined in FASC 915-10-05 “Development Stage Entity,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. We have been devoting substantially all of our efforts to development of business plans and the exploration of mineral properties since inception. With the appointment of Mr. Kojima, we have recently discontinued exploration on our properties and are currently contemplating other ventures of merit to enhance stockholder value.

Plan of Operation

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholders’ investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in our business operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009.

		Three months		Three months
		ended		ended
		June 30, 2010		June 30, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		$7,005		$4,666
Foreign currency transaction gain		$16		$-
Net Income (Loss)		$(6,989)		$(4,666)

Expenses

Our operating expenses for the three month periods ended June 30, 2010 and June 30, 2009 are outlined in the table below:

		Three months		Three months
		ended		ended
		June 30, 2010		June 30, 2009
General and Administrative Expenses		$163		$15
Mining Expenses	$	Nil	$	Nil
Professional Fees		$6,842		$4,651

Operating expenses for the three months ended June 30, 2010 increased by 50.13% as compared to the comparative period in June 30, 2009 primarily as a result of an increase in general administrative expenses and professional fees.

Six months ended June 30, 2010 compared to six months ended June 30, 2009.

		Six months ended		Six months ended
		June 30, 2010		June 30, 2009
Revenue	$	Nil	$	Nil
Operating Expenses		$16,429		$11,500
Foreign currency transaction gain		$16		$-
Interest income		$-		$4
Net Income (Loss)		$(16,413)		$(11,496)

Expenses

Our operating expenses for the six month periods ended June 30, 2010 and June 30, 2009 are outlined in the table below:

		Six months ended		Six months ended
		June 30, 2010		June 30, 2009
General and Administrative Expenses		$163		$73
Mining Expenses	$	Nil	$	Nil
Professional Fees		$16,266		$11,427

Operating expenses for the six months ended June 30, 2010 increased by 42.86% as compared to the comparative period in June 30, 2009 primarily as a result of an increase in general administrative expenses and professional fees.

Liquidity and Capital Resources

Working Capital

			Percentage
	As at	As at	Increase/
	June 30, 2010	December 31, 2009	(Decrease)
Current Assets	$53	$53	0%
Current Liabilities	$30,536	$14,123	116.21%
Working Capital	$(30,483)	$(14,070)	116.65%

Cash Flows

		Six months Ended		Six months Ended
		June 30, 2010		June 30, 2009
Net cash used in operations		$(6,062)		$(11,888)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$6,062		$2,500
Increase (decrease) In Cash	$	Nil		$(9,388)

Our net cash used by operating activities for the six months ended June 30, 2010 was $6,062 compared with $11,888 for the six months ended June 30, 2009. Our management believes that we will need additional funding in order to meet our operating expenses.

Off Balance Sheet Arrangements

As of June 30, 2010, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2010, our company had a working capital deficiency of $30,483 and an accumulated deficit of $115,983. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Use of Estimates

The preparation of our company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of our company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $53 in cash and cash equivalents at June 30, 2010 and December 31, 2009, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” our company expenses all costs incurred in connection with the start-up and organization of our company.

Mineral Acquisition and Exploration Costs

Our company has been in the exploration stage since its formation on November 3, 2006 and has not realized any revenue from its planned operations. It has been primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs were expensed as incurred.

Net Income or (Loss) Per Share of Common Stock

Our company has adopted FASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Concentrations of Credit Risk

Our company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables. Our company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. Our company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Foreign Currency Translations

Our company’s functional and reporting currency is the US dollar. All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of shareholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

Our company has realized $16 in exchange gains from inception (November 3, 2006) to June 30, 2010.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (November 3, 2006) to June 30, 2010, our company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (November 3, 2006) to June 30, 2010.

Income Taxes

Our company provides for income taxes using an asset and liability approach.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of our company to utilize the loss carry-forward.

Recently Issued Accounting Pronouncements

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

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to our company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-20 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to our company or their effect on the financial statements would not have been significant.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4.        Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults upon Senior Securities

None

Item 4.        [Removed and Reserved]

Item 5.        Other Information

None

Item 6.        Exhibits

Exhibit	Description of Exhibit
Number

(3)	Articles of Incorporation and Bylaws

3.1	Certificate of Amendment filed with the Nevada Secretary of State on June 17, 2010, effective June 21, 2010 (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2010).

(31)	Section 302 Certification

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horiyoshi Worldwide Inc.

Date: August 11, 2010

By:	/s/ Mitsuo Kojima
Mitsuo Kojima
Title:	President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)