Form 10-Q
period 2010-09-30
Horiyoshi Worldwide Inc.
filed 2010-11-22
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-53976

HORIYOSHI WORLDWIDE INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513655
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

711 S. Olive Street, Suite 504, Los Angeles, CA, USA	90014
(Address of principal executive offices)	(Zip Code)

(213) 221-7819
(Registrant’s telephone number, including area code)

N/A
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
[ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [X] NO

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
60,000,525 common shares issued and outstanding as of November 5, 2010

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

HORIYOSHI WORLDWIDE INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

HORIYOSHI WORLDWIDE INC.
(A Development Stage Company)
Balance Sheets

	As of	As of
	September 30,	December 31
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$53

TOTAL ASSETS	$-	$53

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$27,275	$1,700
Due to related party (note 5)	35,684	12,423
Total Liabilities	62,959	14,123

STOCKHOLDERS’ DEFICIT (note 3)
Preferred stock, par value $0.001, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 1,081,100,000 shares authorized, 94,866,525 shares issued and outstanding	94,867	94,867
Capital deficiency	(9,367)	(9,367)
Deficit accumulated during the development stage	(148,459)	(99,570)
Total Stockholders’ Deficit	(62,959)	(14,070)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$53

The accompanying notes are an integral part of these financial statements.

HORIYOSHI WORLDWIDE INC.
(A Development Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative
					From Inception
					(November 3,
					2006) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	356	15	519	88	1,111
Mining expenses	-	-	-	-	49,045
Professional fees	32,131	2,240	48,397	13,667	98,722
Total Operating Expenses	32,487	2,255	48,916	13,755	148,878

OTHER INCOME AND EXPENSE
Foreign currency transaction gain	11	-	27	-	27
Interest income	-	-	-	4	392

Net Loss Applicable to Common Shares	$(32,476)	$(2,255)	$(48,889)	$(13,751)	$(148,459)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	94,866,525	94,866,525	94,866,525	94,866,525

The accompanying notes are an integral part of these financial statements.

HORIYOSHI WORLDWIDE INC.
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
			(November 3,
			2006) to
	Nine Months Ended September 30,		September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,889)	$(13,751)	$(148,459)

Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	470	-
Increase (decrease) in accounts payable	25,575	(2,060)	27,275
Net cash used in operating activities	(23,314)	(15,341)	(121,184)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	35,684	5,510	48,107
Repayment of advance from related party	(12,423)		(12,423)
Issuance of common stock for cash	-	-	85,500
Net cash provided by financing activities	23,261	5,510	121,184

Net decrease in cash and cash equivalents	(53)	(9,831)	-

Cash and cash equivalents - beginning of period	53	10,309	-

Cash and cash equivalents - end of period	$-	$478	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HORIYOSHI WORLDWIDE INC.
(A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2010
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

The Company is a development stage company that initially intended to engage primarily in the acquisition, exploration and development of resource properties. The Company has changed its business to a luxury apparel company. To date, the Company’s activities have been limited to its formation, the raising of equity capital, and its mining exploration work program.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $53 in cash and cash equivalents at September 30, 2010 and December 31, 2009, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

HORIYOSHI WORLDWIDE INC.
(A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2010
(Unaudited)

2.	Significant Accounting Policies – Continued

Mineral Acquisition and Exploration Costs

The Company had been in the exploration stage since its formation on November 3, 2006 and has not realized any revenue from its planned operations. It has been primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs were expensed as incurred.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(32,476)	$(2,255)	$(48,889)	$(13,751)

Weighted average common shares outstanding (Basic)	94,866,525	94,866,525	94,866,525	94,866,525
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares outstanding (Diluted)	94,866,525	94,866,525	94,866,525	94,866,525

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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
(A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2010
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

The Company has realized $27 in exchange gains from inception (November 3, 2006) to September 30, 2010.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (November 3, 2006) to September 30, 2010, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (November 3, 2006) to September 30, 2010.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

HORIYOSHI WORLDWIDE INC.
(A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2010
(Unaudited)

3.	Stockholders’ Deficit

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

Since its inception (November 3, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the forward splits:

			Price Per
Date	Description	Shares	Share	Amount

11/20/06	Shares issued for cash	10,811,000	$ 0.00046	$ 5,000
12/13/06	Shares issued for cash	54,055,000	0.00046	25,000
08/29/07	Shares issued for cash	30,000,525	0.00185	55,500

09/30/10	Cumulative Totals	94,866,525		$ 85,500

Of these shares, 64,866,000 were originally issued to former directors and officers of the Company, and 30,000,525 were issued to unaffiliated investors.

There are no preferred shares outstanding. The Company has no stock option plan, warrants or other dilutive securities.

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from November 3, 2006 (date of inception) through September 30, 2010 of $148,459 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $52,000 were offset by the valuation allowance, which increased by $17,200 and $5,000 during the nine months ended September 30, 2010 and 2009, respectively.

HORIYOSHI WORLDWIDE INC.
(A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2010
(Unaudited)

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at September 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2010.

5.	Due to Related Party

As of September 30, 2010 the Company was obligated to an officer and director, who is also a stockholder, for a non-interest bearing demand loan with a balance of $35,684. The Company plans to pay the loan back as cash flows become available. Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

6.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2010, the Company had a working capital deficiency of $62,959 and an accumulated deficit of $148,459. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

7.	Subsequent Events

On September 1, 2010, the Company entered into a share exchange agreement with Horiyoshi the Third Limited, a Hong Kong corporation, and the shareholders of Horiyoshi the Third Limited. That agreement was subsequently amended on November 5, 2010. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common shares in the capital of Horiyoshi the Third Limited also occurred on November 5, 2010. In accordance with the closing of the amended share exchange agreement, the Company issued 30,000,000 shares of common stock to the former shareholders of Horiyoshi the Third Limited in exchange for the acquisition of all of the 10,000 issued and outstanding shares of Horiyoshi the Third Limited. 64,866,000 shares held by our president, Mitsuo Kojima, were cancelled, resulting in 60,000,525 outstanding immediately after the transaction.

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

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Horiyoshi Worldwide Inc., a Nevada corporation, unless otherwise indicated.

Overview

Horiyoshi Worldwide Inc. was incorporated on November 3, 2006 in the State of Nevada, U.S.A under the name Kranti Resources, Inc. The accounting and reporting policies of our company conform to accounting principles generally accepted in the United States of America, and our company’s fiscal year end is December 31.

On June 21, 2010, we effected a 2.1622 for 1 forward stock split of our authorized and issued and outstanding stock. As a result, our authorized capital increased from 500,000,000 shares of common stock to 1,081,100,000 shares of common stock and the issued and outstanding increased from 43,875,000 shares of common stock to 94,866,525 shares of common stock, all with a par value of $0.001. In addition, on June 21, 2010, we changed our name to Horiyoshi Worldwide Inc. to better reflect the business of our company.

The name change and stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on July 19, 2010. Our CUSIP number is 440E109.

On September 1, 2010, we entered into a share exchange agreement with Horiyoshi the Third Limited, a Hong Kong corporation, and the shareholders of Horiyoshi the Third Limited. That agreement was subsequently amended on November 5, 2010. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common shares in the capital of Horiyoshi the Third Limited also occurred on November 5, 2010. In accordance with the closing of the amended share exchange agreement, we issued 30,000,000 shares of our common stock to the former shareholders of Horiyoshi the Third Limited in exchange for the acquisition, by our company, of all of the 10,000 issued and outstanding shares of Horiyoshi the Third Limited.

As a result of the reverse acquisition, Horiyoshi the Third Limited became our wholly-owned subsidiary and the former shareholders of Horiyoshi the Third Limited, became our controlling stockholders, with Lone Star Capital Corp., a Hong Kong company, holding 37.50% of our outstanding common shares and Yoshihito Nakano holding 6,000,000 shares or 9.99% of our outstanding common shares.

The share exchange transaction with Horiyoshi the Third Limited was treated as a reverse acquisition, with Horiyoshi the Third Limited as the acquirer and Horiyoshi Worldwide Inc. as the acquired party. Horiyoshi the Third Limited is a Hong Kong company organized on October 23, 2008, in accordance with the Companies Ordinance (Chapter 32) (Hong Kong).

As a result of our reverse acquisition of Horiyoshi the Third Limited, we have assumed the business and operations of Horiyoshi the Third Limited, which is engaged in the business of fashion apparel design and production house.

The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Horiyoshi the Third Limited is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. Given the reverse acquisition nature of the transaction and that it occurred following the interim period ended September 30, 2010, the following management discussion and analysis for the interim period ended September 30, 2010 will provide little value to the reader in regards to our current operations.

Since incorporation we have been a development stage company with the intention to engage primarily in the acquisition, exploration and development of resource properties. To the closing of the acquisition of Horiyoshi the Third Limited, our company’s activities have been limited to our formation, the raising of equity capital, and our mining exploration work program.

Plan of Operation

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

As at September 30, 2010, we had not been successful in our business operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing operations than for a new business opportunity.

As of the closing date of our amended share exchange agreement with Horiyoshi the Third Limited on November 5, 2010, we have adopted the business of fashion apparel design and production house. Our business is currently carried on exclusively through our wholly owned subsidiary, Horiyoshi the Third Limited. Currently, our principal activities are the design and production of the “Horiyoshi collection” a high-end clothing and accessories product line based on the artistry of world renowned Japanese Tattoo Master Horiyoshi III. The business and product line was established to capitalize on the multi-generational legacy of Horiyoshi III by offering affluent consumers a unique, high-end collection of knit-wear, t-shirts, and personal accessories. To date all Horiyoshi products have been produced in Japan, and on a limited run basis to ensure the exclusivity of the brand and artwork. The collections are distributed at luxury boutique retailers and department stores worldwide.

Once we have established strong brand recognition and demand, and sufficiently diversified and stable distribution channels, we intend to leverage our strong brand name and image in order to diversify our apparel product offerings and increase our presence in retail markets worldwide. We also intend to broaden our customer base by introducing select products at lower prices than our luxury apparel products, such as luxury beauty and lifestyle products. Such expansion will depend on our ability to develop infrastructure necessary for larger and more diverse production, or to selectively license or cross-license our intellectual property to third party producers. Any such infrastructure expansion or licensing arrangement will be preconditioned on appropriate minimum sales commitments, our ability to preserve the design and quality of the products manufactured, and our ability to control the manner in which such products are advertised, marketed, and distributed.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009.

		Three months		Three months
		ended		ended
		September 30,		September 30,
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$32,487		$2,255
Net Income (Loss)		$(32,476)		$(2,255)

Expenses

Our operating expenses for the three month periods ended September 30, 2010 and September 30, 2009 are outlined in the table below:

		Three months		Three months
		ended		ended
		September 30,		September 30,
		2010		2009
General and Administrative Expenses		$356		$15
Mining Expenses	$	Nil	$	Nil
Professional Fees		$32,131		$2,240

Operating expenses for the three months ended September 30, 2010 increased by $29,891 as compared to the comparative period in September 30, 2009 primarily as a result of increased expenses associated with our recent acquisition of Horiyoshi the Third Limited.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009.

		Nine months		Nine months
		ended		ended
		September 30,		September 30,
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$48,916		$13,755
Net Income (Loss)		$(48,889)		$(13,751)

Expenses

Our operating expenses for the nine month periods ended September 30, 2010 and September 30, 2009 are outlined in the table below:

		Nine months		Nine months
		ended		ended
		September 30,		September 30,
		2010		2009
General and Administrative Expenses		$519		$88
Mining Expenses	$	Nil	$	Nil
Professional Fees		$48,397		$13,667

Operating expenses for the nine months ended September 30, 2010 increased by $34,730 as compared to the comparative period in September 30, 2009 primarily as a result of increased expenses associated with our recent acquisition of Horiyoshi the Third Limited.

Liquidity and Capital Resources

Working Capital

		As at	As at
		September 30, 2010	December 31, 2009
Current Assets	$	Nil	$53
Current Liabilities		$62,959	$14,123
Working Capital		$(62,959)	$(14,070)

Cash Flows

		Nine months Ended		Nine months Ended
		September 30, 2010		September 30, 2009
Net cash used in operations		$(23,314)		$(15,341)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$23,261		$5,510
Increase (decrease) In Cash		$(53)		$(9,831)

Our net cash used by operating activities for the nine months ended September 30, 2010 was $23,314 compared with $15,341 for the nine months ended September 30, 2009. Our management believes that we will need additional funding in order to meet our operating expenses.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2010, our company had a working capital deficiency of $62,959 and an accumulated deficit of $148,459. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $53 in cash and cash equivalents at September 30, 2010 and December 31, 2009, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Mineral Acquisition and Exploration Costs

The Company had been in the exploration stage since its formation on November 3, 2006 and has not realized any revenue from its planned operations. It has been primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs were expensed as incurred.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(32,476)	$(2,255)	$(48,889)	$(13,751)

Weighted average common shares outstanding (Basic)	94,866,525	94,866,525	94,866,525	94,866,525
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares outstanding (Diluted)	94,866,525	94,866,525	94,866,525	94,866,525

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The Company has realized $27 in exchange gains from inception (November 3, 2006) to September 30, 2010.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (November 3, 2006) to September 30, 2010, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (November 3, 2006) to September 30, 2010.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “small reporting company”, we are not required to provide the information required by this Item.

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

As of September 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2010, we entered into a share exchange agreement with Horiyoshi the Third Limited and the shareholders of Horiyoshi the Third Limited. The share exchange agreement was subsequently amended on November 5, 2010. The closing of the transactions contemplated in the amended share exchange agreement and the acquisition of all the issued and outstanding common shares in the capital of Horiyoshi the Third Limited also occurred on November 5, 2010. In accordance with the closing of the amended share exchange agreement, we issued 30,000,000 shares of our common stock to the former shareholders of Horiyoshi the Third Limited in exchange for the acquisition, by our company, of all of the 10,000 issued and outstanding shares of Horiyoshi the Third Limited. The shares were issued to three shareholders in reliance upon Regulation S, to non-US persons, in an off-shore transaction, as such terms are defined in Regulation S.

Item 3. Defaults upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description of Exhibit
Number
(3)	Articles of Incorporation and Bylaws
3.1	Certificate of Amendment filed with the Nevada Secretary of State on June 17, 2010, effective June 21, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on July 20, 2010).

(10)	Material Contracts
10.1

Share Exchange Agreement among the company, Horiyoshi the Third Limited and the Shareholders of Horiyoshi the Third Limited dated September 1, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on September 3, 2010).

10.2	Amendment to Share Exchange Agreement dated November 5, 2010 with Horiyoshi the Third Limited. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).

10.3

Mineral Claim Purchase Agreement by and between the Registrant and Beeston Enterprises Ltd. dated January 18, 2007. (Incorporated by reference from exhibit 10.1 of our Registration Statement on Form SB-2 filed on April 13, 2007).

10.4

Mineral Claim Purchase Agreement amendment by and between the Registrant and Beeston Enterprises Ltd. dated February 11, 2010. ( Incorporated by reference from exhibit 10.1 of our Current Report on Form 8-K filed on February 12, 2010).

10.5	License Agreement dated September 17, 2008 between Horiyoshi III Worldwide Ltd. and Stone Corporation Inc. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).

10.6	Share Cancellation Agreement dated November 5, 2010 with Mitsuo Kojima. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).

(31)	Section 302 Certification
31.1*	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horiyoshi Worldwide Inc.

Date:	November 19, 2010

By:	/s/ “Mitsou Kojima”
Mitsuo Kojima
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 19, 2010

By:	/s/ “Ray Catroppa”
Ray Catroppa
Title:	Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)