Form 10-K
period 2010-12-31
Horiyoshi Worldwide Inc.
filed 2011-04-08
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-53976

HORIYOSHI WORLDWIDE INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 S. Olive Street, Suite 504, Los Angeles, CA	90014
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 213.221.7819

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

63,514,058 as of April 8, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Horiyoshi Worldwide Inc., a Nevada corporation, and our wholly owned subsidiary, Horiyoshi the Third Limited, a Hong Kong corporation, unless otherwise indicated.

Part I

Item 1.     Business

General Overview

We were incorporated as Kranti Resources, Inc. (Kranti), in the State of Nevada on November 3, 2006 to engage in the acquisition, exploration, and development of mineral deposits and reserves. The company discontinued its planned mining activities and eventually adopted a new strategy to pursue opportunities in the fashion apparel industry. On May 18, 2010, Benny Gill and Rimpal Samra resigned as Directors of the company and Jaskarn Samra resigned as President. On May 18, 2010, Mitsuo Kojima was appointed as President of Kranti Resources, Inc.

On June 21, 2010, Kranti effected a 2.1622 for one (1) forward stock split of outstanding stock. As a result, the company’s outstanding share count increased from 43,875,000 shares of common stock to 94,866,525 shares of common stock, all with a par value of $0.001. In addition, on June 21, 2010, the company changed its name to Horiyoshi Worldwide Inc. to coincide with the redirection of its business toward fashion apparel. On September 1, 2010, the company entered into a share exchange agreement with Horiyoshi the Third Limited, a Hong Kong corporation, and the shareholders of Horiyoshi the Third Limited for purchase of the company.

On November 5, 2010, President Mitsuo Kojima affected a Share Cancellation Agreement with Kranti and surrendered for cancellation all 64,866,000 shares held by him in common stock which left a total of 30,000,526 shares outstanding.

The share exchange agreement with Horiyoshi the Third Limited was subsequently amended and on November 5, 2010 the acquisition of all of the issued and outstanding common shares of Horiyoshi the Third Limited occurred. In accordance with the closing, Horiyoshi Worldwide, Inc. issued 30,000,000 shares of common stock to the former shareholders of Horiyoshi the Third Limited in exchange for the acquisition of all 10,000 Horiyoshi the Third Limited shares issued and outstanding. Upon close of the acquisition Horiyoshi Worldwide, Inc. had a total of 60,000,526 shares issued and outstanding.

Our fiscal year end is December 31.

Our Current Business

As of the closing date of the amended share exchange agreement on November 5, 2010, we have adopted the business of fashion apparel design and distribution. Our business is currently carried on through Horiyoshi Worldwide, Inc. and our wholly owned subsidiary, Horiyoshi the Third Limited. Currently, our principal activities are the design and production of the “Horiyoshi collection” a luxury clothing and accessories line based on the artistry of world renowned Japanese Tattoo Master, Horiyoshi III. The business and product line were established to capitalize on the multi-generational legacy of Horiyoshi III by offering consumers a unique, luxury collection of knit-wear, t-shirts, and personal accessories. To date all Horiyoshi products have been produced in Japan on a limited run basis to ensure the exclusivity of the brand. The collections are distributed at luxury boutique retailers and department stores worldwide.

Operating Strategy

Since we began our apparel business in 2009 we have employed the following operating strategies:

  Development of Brand Recognition: Capitalizing upon and building the global name recognition and distinctive brand image of Horiyoshi the Third in the luxury casual apparel market.

  Accessing global distribution networks for luxury fashion apparel: Establishing relationships with luxury retailers across global markets in order to increase the breadth of our distribution channels.

  Maintaining Brand Exclusivity and Consistency: Maintaining and building the exclusivity of our brand through controlled product selection, retail distribution, and strategic marketing and media exposure. To reinforce and build a global image of exclusivity and appeal, we sell through a limited number of stores, including better department stores (such as Harvey Nichols Worldwide) large speciality stores (such as Browns, London), and better boutiques catering to affluent, fashion-conscious customers (Such as Leone in Vancouver, British Columbia and Maxfield in Los Angeles, California). Consistent with our operating philosophy, we intend to maintain strict control over design, quality, advertising, marketing and distribution of our products, as well as licensing of our trademarks and signature artwork.

Growth Strategy

As the company develops brand recognition and builds a stable distribution network, we will continue to diversify our product offerings and increase our presence in retail markets worldwide. In addition, we intend to broaden our customer base by introducing select beauty and lifestyle products at lower prices in the future. Such expansion will depend on our ability to develop greater distribution capabilities, or to selectively license or cross-license our intellectual property to third party producers. Any infrastructure expansion or licensing arrangements will be based on certain important criteria such as appropriate minimum sales commitments, our ability to preserve the design and quality of the products manufactured, and our ability to control the manner in which such products are advertised, marketed, and distributed.

Products

Our product line currently consists of three general categories of goods: casual wear for men, casual wear for women, and unisex accessories. Our menswear collection now features knit cardigans and crew and v-neck sweaters made from wool, silk and cashmere, as well as hooded sweatshirts and t-shirts. Our women’s wear collection is highlighted by short knit dresses, tank tops, leggings and scarves. Our accessories line features a range of jewelry, including rings, earrings, bracelets and pendants.

Apparel products are generally organized into five price levels ranging from lowest to highest as follows: “budget”, “moderate”, “better”, “bridge” and “designer” or “luxury”. Our current women’s and men’s collections retail at “designer” or “luxury” price points of approximately $140 to $160 for t-shirts, $480 to $945 for knits, $600 to $800 for hoodies, and $280 to $420 for scarves.

Our Artistic Director

Horiyoshi III: The Master

All of our products are based on the graphic designs of Master Horiyoshi III of Yokohama. Born Yoshihito Nakano in 1946, Horiyoshi III is considered to be the last living legend specializing in Irezumi, full body Japanese tattoos. He has been tattooing for over 35 years and his tattoos are usually outlined free-hand using a modern tattoo machine, while color is inserted using the traditional Tebori or Japanese hand poke tattooing technique.

Master Horiyoshi’s images are classical Japanese woodblock print motifs such as the phoenix, dragon, snakes, tigers, samurai warriors, Buddhist gods to name a few as well as background images of waves, clouds and various flowers. Among Horiyoshi III's published print works are the collections 36 Ghosts, 108 Heroes of the Suikoden, 100 Demons, 100 Dragons and 58 Warriors. Horiyoshi’s artistic genius and generosity of spirit have had a defining impact on the world of tattooing and are universally admired.

Employees

As of December 31, 2010 we had 10 employees working either full-time or part-time. None of our employees are represented by a labor union, and we consider our relations with our employees to be satisfactory.

Customers and Distribution

Our products are distributed through a growing number of non-affiliated apparel retailers worldwide. For the year ended December 31, 2010, we had one retail distribution customer that represented greater than 10% of total sales revenue. Harvey Nichols Group Ltd., represented 11.1% of total sales revenue and 9.7% of accounts receivables for the year ended December 31, 2010. For the year ended December 31, 2009 there were three retail distribution customers representing greater than 10% each of total sales revenue. These three retail distribution customers represented 85.5% of our revenues, Alan Bilzerian (Boston) at 21.9%, Browns (London) at 33% and Leone International Marketing Inc. (Vancouver) at 30.6% . There were no accounts receivable balances as of year ended December 31, 2009. The balance of our revenues were derived from over 43 other retailers located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States. We have continued to diversify our retail distribution base and our concentration risk has improved markedly for the year ending December 31, 2010. We have not experienced any significant difficulties in collecting our accounts receivable in the past. Our subsidiary, Horiyoshi the Third Limited, began selling its products in 2009.

Marketing and Advertising

We market our products primarily through referrals, product presentations, and special events or openings held in cooperation with our retailers. We also receive a significant quantity of unsolicited advertising in the form of coverage in newspapers, fashion magazines and blogs, and through online retail outlets operated or affiliated with our customers. Our collections have been featured in the fashion sections of the New York and Los Angeles Times, Vogue Online, British Vogue, Marie Claire and the Sunday Times style insert among many others. As we expand our product line and increase our market presence, we intend to supplement our current advertising strategies with extensive print media image advertising designed to appeal to a specific target group of customers. The Horiyoshi III brand focuses on customers with an active lifestyle and an appreciation for exclusive, artisanal clothing. We intend to capture our target market by offering apparel and accessories that combine luxury materials with the imagery and appeal of an ancient and exotic artistic tradition and sub-culture. We believe that we are uniquely positioned to appeal to our target market because of the rare and exclusive legacy encompassed by the Horiyoshi III brand and artwork.

Our designer, Horiyoshi III, is also an integral part of our marketing process. His professional accomplishments and legacy have garnered him celebrity status and international recognition. Master Horiyoshi has been the subject of numerous newspaper and magazine spotlights and is an enigmatic and thoughtful spokesperson for his art and creations. His personal appearances and participation in press opportunities for the promotion of our collections serve to support and enhance the appeal of the Horiyoshi III brand. Please see the section entitled "Risk Factors--Dependence on Key Personnel" beginning on page 8 of this report.

Suppliers and Production

We currently use a single supplier, Stone Corporation Inc. d/b/a/ Stone Japan, for the design and manufacture of all apparel and accessory products. Stone Corporation Inc. is organized and operates in Japan, and is 80% owned by Lone Star Capital Limited, a Hong Kong company and our principal share holder, and 20% owned by Master Horiyoshi III. To date, because of the limited size and variety of our collections, we have not required additional suppliers. Additionally, we believe that the risk of losing our current supplier is negligible because of our historical relationship and common ownership. If we succeed in significantly expanding our product line and distribution, we may require additional suppliers for the purposes of satisfying sales demand or safeguarding our product supply. We do not own any production facilities and do not currently source our own fabrics and materials for fabrication. All material sourcing and production to date has been performed by our sole supplier on a contractual basis.

Competition

Competition in the fashion apparel sector is based on relative brand perception and recognition, design and quality of goods, efficiency of production, breadth and quality of distribution channels, and the ability to shape and stimulate consumer tastes and demands by producing innovative, attractive, and exciting products. Overall the segment of the fashion apparel industry in which we operate is highly competitive, with numerous regional, national and multi-national designers of apparel and accessories operating worldwide. While none of these designers or manufacturers accounts for a significant percentage of total industry sales, many are significantly larger and have substantially greater resources than we do. In addition, with adequate financial support, appealing independent designers can become competitors within several years of establishing a new label.

We believe that retailer and consumer demand for our products depends to a great extent on the allure and reputation of our proprietary Horiyoshi III brand. Our management believes that future growth will be achieved by building the recognition and quality of our brand and leveraging that recognition by adding new product collections and expanding our markets for distribution.

Compliance with Government Regulation

Our products are subject to consumer protection legislation in Japan and in each other country where our products are sold, in addition to various federal, state, provincial, and regional regulatory regimes. Such regimes relate primarily to the labeling of our products designated for retail. We believe that we and our supplier are in full compliance with all such regulation. We have not and do not expect to incur any significant expense to comply with any regulation governing the discharge of hazardous materials or other environment protection measures.

Subsidiaries

As of this date, we have a sole, wholly owned subsidiary, Horiyoshi the Third Limited, a Hong Kong company.

Intellectual Property

Our wholly owned subsidiary, Horiyoshi the Third Limited, is the exclusive licensee of the trademarks, product designs, and copyrighted artwork associated with the Horiyoshi the Third brand. All trademarks, designs and artwork used by Horiyoshi the Third Limited are owned by Stone Corporation Inc. d/b/a Stone Japan, a Japanese corporation that is 80% owned by Lone Star Capital Limited, (a Hong Kong company and our principal shareholder) and 20% owned by Yoshihito Nakano, Master Horiyoshi III. The marks, designs and artwork are licensed to Horiyoshi the Third Limited on an exclusive basis under the license agreement dated September 17, 2008. Pursuant to the license agreement we hold an exclusive, worldwide, 35 year license, effective September 17, 2008, to use all copyright and trademark rights associated with our products and brand, and to exclusively manufacture and distribute apparel, beauty products, and other products related to our business. No third party is permitted to use the IP licensed to us for the production of non-apparel merchandise. We paid consideration of $10 in respect of the licensed rights.

In the event that Stone Japan intends to sell the intellectual property rights licensed to us, we shall have a first right of purchase for those rights so long as the license agreement is in effect. We shall also have the right to purchase those rights at any time in the seven (7) years preceding the termination of the license agreement. The purchase price shall be equal to two (2) times the average annual gross sales turnover of our products based on the licensed rights during the three years preceding the date of exercise of the right of purchase.

The principal trademarks used by our company to distinguish our brand are Horiyoshi™, Horiyoshi III™ and Horiyoshi the Third™. We also use a logo consisting of the stylized cursive letters and numeral Horiyoshi III with a slash beneath the Roman numeral “III”, alone and in combination with an ink drawn demon head and other graphics. These trademarks are the subject of civil and common law trademark rights, and pending applications throughout the world filed by Stone Japan or by us on its behalf, for use on a variety of items of apparel and apparel-related products. We intend to expand the worldwide usage and registration of our related trademarks and intellectual property. We regard the license to use the Horiyoshi trademarks and other proprietary rights in and to the trademarks, designs and artwork as valuable assets in the manufacture and marketing of our products and we will vigorously seek to protect them against infringement.

Item 1A.   Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related to our Business

Dependence on Key Personnel

The future success of our company depends largely on the talents and efforts of our principal designer, Master Horiyoshi III, as well as on the talents and abilities of other key members of our team, including our Director and Chief Executive Officer and our independent contractors. Although we believe that our continued operation and growth might be sustained without the ongoing contributions of Master Horiyoshi III or of other personnel; no assurance can be given that our business would not be adversely affected if certain key members of our production team or management ceased to be active in our business. Master Horiyoshi III is also integral to our marketing efforts and his absence would have a material adverse effect on our business. We do not currently maintain key-person life insurance on the life of Master Horiyoshi III.

Fashion and Apparel Industry Risks

We believe that our success depends in substantial part on our ability to stimulate and capture consumer interest with appealing designs, as well as to anticipate and react to changing consumer demands in a timely manner. Although, judging by the industry and media response to our first collections, we have been successful in this regard, there can be no assurance that our success will continue. Because our products have been produced in low volume, limited production runs, we have thus far been immune to losses caused by a failure to sell produced goods caused by changing fashion trends and ensuing rejection of our products at wholesale or retail. However, as we expand our production and distribution, we will be required increasingly to anticipate orders for our products. Although we intend to mitigate the risks of unsold products by securing pre-orders for the bulk of our products, we will nevertheless be required to produce a certain surplus volume of goods in order to anticipate subsequent order and re-orders. Accurately gauging and maximizing the size of our production runs will allow us to minimize our per-unit production costs by maximizing production efficiencies. For example, the cost of producing 1,000 t-shirts in a single run may be significantly lower than the cost of producing two staggered runs of 500 t-shirts. However, if we misjudge the market for our productions, we may be faced with a significant amount of unused fabrics and other materials, or a surplus of unsold finished goods.

We anticipate that the demand for our products will follow the cyclical patterns typical of the fashion and apparel industry. Demand for fashion and apparel products is cyclical and tends to decline in recessionary or politically or economically unstable periods, whether on a global, national or regional level. We believe that the introduction of our products to the retail market in 2009, although critically successful, was undoubtedly hampered by a stagnant, recessionary global retail environment.

Consumer demand for our products is invariably affected by the demand for the products of our competitors. The segment of the fashion apparel industry in which we operate is highly competitive, with numerous regional, national and multi-national designers of apparel and accessories operating worldwide. While none of these designers or manufacturers accounts for a significant percentage of total industry sales, many are significantly larger and have substantially greater resources than we do. In addition, with adequate financial support, appealing independent designers can become competitors within several years of establishing a new label. We believe that the appeal of brands associated with lower market segment products are frequently short-lived or cyclical, often succumbing to the novelty of new competitors in the marketplace. Meanwhile the appeal of exclusive luxury brands tend to withstand shifting fashion trends and competition. Accordingly, we intend to establish and maintain a competitive industry position by maintaining the exclusivity, quality, and longevity of our brand. We intend to achieve this by diligently scrutinizing and monitoring the scope and quality of our product line and retail distribution.

However, there can be no assurance that we will achieve any growth in revenues or earnings, achieve profitability, or sustain or operations. particularly if the current retail environment remains stagnant or further declines, if we fail to accurately gauge our products and production to accommodate shifting retail demand, or if our brand or products fail to achieve or maintain a competitive appeal in the marketplace.

Dependence on and protection of Intellectual Property Rights

On September 17, 2008, Horiyoshi the Third Limited entered into a License Agreement with Stone Corporation Inc. d/b/a Stone Japan, for the grant of an exclusive, worldwide, 35 year license to use, and to sublicense the right to use, the trademarks "Horiyoshi," "Horiyoshi III," "Horiyoshi the Third", all current and future variations thereof, and certain artwork and graphic catalogues produced by Master Horiyoshi III (collectively, the "Licensed Intellectual Property"), and to use, and sublicense the right to use, the name and likeness of Master Horiyoshi III, in connection with the design, manufacture, distribution, sale, advertising, marketing, and promotion of products and offering of store services. Stone Japan is a Japanese corporation that is 80% owned by Lone Star Capital Limited, (a Hong Kong company and our principal shareholder), and 20% owned by Yoshihito Nakano, Master Horiyoshi III.

There is no restriction on the transferability of shares of Stone Japan. We consider our rights under the License Agreement to be material, and as a result, termination of the License Agreement and the loss of the right to use the Licensed Intellectual Property would have a material adverse effect upon our company. We intend to devote substantial resources to the registration, maintenance, and protection of our intellectual property rights (including the Licensed Intellectual Property). However, there can be no assurance that any protective action taken by us will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent an ensuing loss of revenue or other damages. Furthermore, as we expand our intellectual property rights by producing new products, creating new trademarks, and distributing our collections in new jurisdictions, our efforts may attract third party claims that question the validity of our intellectual property rights. There can be no assurance that any such claims will not succeed in frustrating, restricting, or blocking our ability to produce certain designs or to use certain trademarks in certain countries.

Changes in the Retail Industry could have a material adverse impact on our business.

The retail industry periodically experiences business consolidations, restructurings, reorganizations and other ownership changes. Any of the retailers that carry our products may undergo such changes in the future, which could result in a significant contraction of the retail outlets carrying our products, which in turn could have a material adverse impact on our business.

Dependence on Certain Customers and Licenses could have a material adverse impact on our business

Certain of our retail customers have accounted for a significant portion of our gross revenues. For the year ended December 31, 2010, we had one retail distribution customer that represented greater than 10% of total sales revenue. Harvey Nichols Group Ltd., represented 11.1% of total sales revenue and 9.7% of accounts receivables for the year ended December 31, 2010. For the year ended December 31, 2009 there were three retail distribution customers representing greater than 10% each of total sales revenue For the year ended December 31, 2009 there were three retail distribution customers representing greater than 10% each of total sales revenue. These three retail distribution customers represented 85.5% of our revenues, Alan Bilzerian (Boston) at 21.9%, Browns (London) at 33% and Leone International Marketing Inc. (Vancouver) at 30.6% . There were no accounts receivable balances as of year ended December 31, 2009. The balance of our revenues were derived from over forty three other retailers located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States.

We have incurred net losses since commencing business and expect losses to continue for the foreseeable future.

We had nominal revenues of $496,083 for the year ended December 31, 2010. For the year ended December 31, 2010, we had incurred a net loss of $595,581. We expect our losses to continue for the foreseeable future as we endeavor to grow our business. Our inability to manage or recoup our losses may impede our ability to secure additional financing or credit, and may ultimately result in the failure of our business and the loss of your investment.

Our ability to continue as a going concern is in substantial doubt.

The ability of our company to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations and obtaining the necessary financing in order to develop our business. The outcome of these matters cannot be predicted at this time. Our future operations are dependent on the market’s acceptance of our products in order to ultimately generate future profitable operations, and our ability to secure sufficient financing to fund future expansion or operations. There can be no assurance that our products will be able to secure market acceptance. Management plans to raise additional equity financing to enable our company to complete our development plans. However, there can be no assurance that we will be successful in raising additional financing. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have limited financial and management resources to pursue our growth strategy.

Our growth strategy may place a significant strain on our management, operational and financial resources. We have negative cash flow from operations and continue to seek additional capital. We will have to obtain additional capital either through debt or equity financing. There can be no assurance, however, that we will be able to obtain such financing on terms acceptable to our company.

If we raise additional funds through the issuance of equity or convertible securities, these new securities may contain certain rights, preferences or privileges that are senior to those of our common shares. Additionally, the percentage of ownership of our company held by existing shareholders will be reduced.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.   Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.      Properties

Our executive office is located at 711 S. Olive Street, Suite 504, Los Angeles, CA, USA.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.      (Removed and Reserved)

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “HHWW.” The following quotations, obtained from Quotemedia.com, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2010	$3.25	$0.75
September 30, 2010	$N/A(2)	$N/A(2)
June 30, 2010	$N/A(2)	$N/A(2)
March 31, 2010	$N/A(2)	$N/A(2)
National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2009	$N/A(2)	$N/A(2)
September 30, 2009	$N/A(2)	$N/A(2)
June 30, 2009	$N/A(2)	$N/A(2)
March 31, 2009	$N/A(2)	$N/A(2)
December 31, 2008	$N/A(2)	$N/A(2)

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) No trades occurred during this period. Our first trade occurred on November 1, 2010.

Our common shares are issued in registered form. Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701 Telephone: (727) 289-0010; Facsimile: (772) 289-0069 is the registrar and transfer agent for our common shares.

On March 31, 2011, the shareholders' list showed 6 registered shareholders and 63,514,058 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, Mr. Catroppa will act as our Chief Financial Officer at an annual base salary of $60,000. Upon execution of the consulting agreement, we provided Mr. Catroppa with 400,000 warrants to purchase equity shares at $0.50 per share. The consulting agreement is for a period of twelve months.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Executive Summary

Horiyoshi Worldwide, Inc. (HHWW) is clothing and accessories design and distribution company whose products are inspired by the artwork of Japanese master tattoo artist Yoshihito Nakano - better known as Horiyoshi III. The Horiyoshi name has been internationally recognized for decades and Horiyoshi III is considered by his peers and followers as a legend in his field. The business was established September 1, 2008 to capitalize on the multi-generational legacy of the Tattoo Masters by offering consumers a unique collection of knitwear, t-shirts and accessory items. The company began selling its products in 2009. The Collection retails at a suggested price point of approximately $140-160 for T-shirts, $480-945 for knits, $600-800 for hoodies, and $280-420 for scarves. The rights to the Horiyoshi III design catalogue are exclusively licensed to Horiyoshi the Third, Inc. (HTT) a wholly owned subsidiary of HHWW (“the Company”).

The company’s design teams are passionate about the art work of Horiyoshi III and take great care integrating the imagery into the company’s garments. HHWW’s management feels that it is positioning the company to take advantage of the increasing inflection of design, art and culture in today’s fashion world. By introducing quality clothes that infuse the internationally recognized art work of Horiyoshi III the company believes it is at the vanguard of a growing interest in unique aspects of the art and cultural imagery of the Far East. Our goal is to build a brand that is recognized throughout the world for creating quality products with universal appeal.

Strategic Initiatives

Grow the distribution platform of boutiques and luxury department stores:

The Company is engaged in attending important trade shows and reaching out to the global retail community. The company has had success in increasing the number of stores that know the brand and have begun offering the lines to their customer base. Our management team is focused on accelerating this process and broadening the type of stores that will carry our lines in the future.

Expand our initial luxury line of clothes:

In the future HHWW expects to add resort and outerwear, leather goods, shoes, bags and jewelry collections as part of the luxury line. We also intend to work with our distribution partners to evolve the line as they get feedback from their customers and as we get feedback from our new distribution partnerships.

Line Extension:

Through the addition of a category of clothes and accessories sold at lower price points, HHWW is currently working on various initiatives to diversify products and revenue streams. In the near term, the Company is focusing on developing geographical partnerships and working closely with local marketers to assemble customized collections for those particular markets. These lines are focused on “jerseys” and “tees” and the Company believes that there is significant demand that will in turn have a positive effect on future revenues. The Company also believes that there are a number of additional categories that at a lower price point can have a positive effect on both revenue growth and brand recognition.

On Line Store:

The company has dedicated resources to creating an online presence that will focus on a large inherent constituency for the brand. The online store is part of the company’s initiative to increase existing sales channels and easy access to global markets.

Licensing agreements and partnerships:

The Company believes there is the potential to develop relationships with key partners in various product categories including eyewear, fragrances, timepieces, home décor and linens, fabrics and action sport recreational products utilizing the Horiyoshi Worldwide art catalogue and brand name. Such partnerships will serve to expand brand recognition and demographic outreach with the goal of adding to the existing revenue stream.

Expand the infrastructure of the firm:

The Company will continue to strengthen management and build the internal infrastructure of the firm to facilitate a successful growth strategy and build the Horiyoshi brand.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2010 and 2009.

Our operating results for the years ended December 31, 2010 and 2009 are summarized as follows:

	Year Ended
	December 31
	2010	2009
Revenue	$496,083	$30,633
COGS	$215,106	$14,593
Gross Profit	$280,977	$16,040
Expenses	$876,561	$255,798
Net Loss	$(595,581)	$(239,734)

Revenue

We earned revenues of $496,083 for the year ended December 31, 2010 compared to revenues of $30,633 for the year ended December 31, 2009. Increased revenues in 2010 can be attributed to increased awareness of Horiyoshi the Third products and expansion of our sales effort to new customers. We anticipate earning increased revenues in the upcoming fiscal year 2011.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2010 were $215,106 compared to $14,593 for the year ended December 31, 2010. Cost of goods sold in 2010 represented 43% of sales as compared to 48% in 2009. This decrease in COGS as a percentage of sales can be attributed to lower costs associated with higher volume runs during production.

Expenses

Our total expenses for the years ended December 31, 2010 and December 31, 2009 are outlined in the table below:

	Year Ended
	December 31
	2010	2009
General and administrative	$780,694	$190,507
Selling expenses	$95,867	$65,291
Total	$876,561	$255,798

Expenses for the years ended December 31, 2010, increased by 342.68% as compared to the comparative period in 2009 primarily as a result of a significant increase in sales revenue and the costs associated with becoming a public company.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,	Increase/
	2010	2009	Decrease
Current Assets	$6,683,824	$36,589	$6,647,235
Current Liabilities	$2,539,419	$276,879	$2,262,540
Working Capital (deficit)	$4,144,405	$(240,290)	$4,384,695

Cash Flows
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Net Cash Used in Operating Activities	$(1,656,548)	$(132,651)
Net Cash Used by Investing Activities	$(21,003)	$0
Net Cash Provided by Financing Activities	$7,235,961	$150,372
Net Increase in Cash During the Period	$5,558,410	$17,721

We will require additional funds to fund our budgeted expenses in the future. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. We may need to raise additional funds in the future in order to proceed with our budgeted expenses. Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. We received a total of $5,000,000 in financing activities which was comprised of the sale of two equity tranches in December 2010. Our cash balance as of December 31, 2010 is $5,576,131.

Prior to the $5,000,000 in equity financing in December 31, 2010, our company funded some of its operations through debt financing with related party transactions.

As of December 31, 2010, our company was obligated to Eric Kyu Tae Chung, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $18,479. We have subsequently paid this loan down in Q1, 2011.

As of December 31, 2010, our company was obligated to Mr. Kitsuo Kojima, a Director and CEO of Horiyoshi Worldwide, Inc., for a non-interest bearing demand loan with a balance of $38,384.

As of December 31, 2010, our company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $94,292.

As of December 31, 2010, our company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $2,235,734. In Q1 2011, we have subsequently paid down $1,154,750 of this loan leaving a balance of $1,080,984.

As of December 31, 2010, Stone Corporation, our sole supplier, was obligated to Horiyoshi Worldwide, Inc. in the amount of $1,037,251 as compared to $18,868 as of December 31, 2009 for prepaid expenses. This increase is a result of significantly higher anticipated levels of production in 2010 and 2011.

Plan of Operation and Cash Requirements

Our wholly-owned subsidiary, Horiyoshi the Third Limited, began selling its products in 2009. We intend to continue sales and distribution of the Horiyoshi Collection through the public company Horiyoshi Worldwide, Inc. Our plan of action over the next twelve months is to continue to market and sell the Horiyoshi Collection and raise additional capital financing as necessary, to grow operations.

The success of our operations will be based on our ability to grow by financing the operation through internal cash flow or to raise funds through equity and/or debt financing to invest in marketing, sales and distribution of our product line. The challenging markets for credit and for the sale of luxury apparel resulting from the recent financial crisis and current period of economic stagnation have negatively affected the markets for many luxury goods. The availability of equity and/or debt financings remains uncertain.

Over the next 12 months we anticipate that the company will require funds of approximately $1,500,000 to meet our working capital requirements. These funds will be required for the following initiatives.

Marketing Campaign: Including Trade Shows, Sales Events and Press Events

Public Relations Outreach: Hiring outside public relations consultants to increase brand recognition

Celebrity Outreach Program: Engaging certain celebrities to promote the Horiyoshi brand to the public

Line Extension: Develop a category of clothes and accessories sold at lower price points

Internal Infrastructure: Evaluate personnel and systems to meet the growth needs of the company

As a result of these initiatives if we are unable to increase sales and cash flow we may not have sufficient working capital to implement our strategy and we will be forced to scale down our business plan. Over time this could cause us to curtail or suspend our operations and may eventually cause our business to fail.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2010, our company has an annual loss of $595,581 and an accumulated deficit of $836,645. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Seasonality

To date, with the majority of the company’s revenues coming from the luxury segment there is seasonality in the revenue steam. The company attends important design shows that are focused on the Women’s and Men’s spring season and Women’s and Men’s fall season which occur in March and September. This translates into the company booking a large portion of orders and corresponding revenues in the first and third quarter on a yearly basis. As the company introduces line extensions targeting different retailers and consummates licensing partnerships it will serve to smooth out earnings on a yearly basis.

Critical Accounting Policies

Use of estimates

In preparing financial statements in conformity with US GAAP, our management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

Significant Estimates

Our financial statements include some amounts that are based on our management's best estimates and judgments. The most significant estimates relate to the valuation allowance for accounts receivable, returns, deferred taxes and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Revenue recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. We record sales upon shipment of product to customers and transfer of title under standard commercial terms.

Deferred revenue as of December 31, 2010 and December 31, 2009 were $18,062 and $7,546, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses. Currently we estimate returns to be 1% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve for the years ended December 31, 2010 and 2009 were $3,974 and $0, respectively.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary and at December 31, 2010 the allowance for doubtful accounts was $1,696.

Cost of goods sold

Cost of goods sold consists of cost of purchases for resale to stores located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States. The Company purchased 100% of its merchandise for the year ended December 31, 2010 from Stone Corporation Inc. Stone Corporation Inc. is organized and operates in Japan, and is 80% owned by Lone Star Capital Limited, a Hong Kong company and our principal shareholder and 20% owned by Master Horiyoshi III. Stone manages the process of contracting manufacturers and purchasing the materials that are used to produce our clothing and other products. Stone is invoiced by the producers and suppliers and those charges pass through to Horiyoshi Worldwide, Inc. Historically our cost of goods sold has been approximately 50% of our product list prices. Our clients are required to pay all shipping costs for the delivery of their orders. As we increase product sales and require larger production runs we believe that our cost of goods sold as a percentage of revenue will diminish due to economies of scale.

Inventory

In general due to the startup nature of Horiyoshi Worldwide, Inc. (HHWW) and the manufacturing relationship with Stone Corporation, HHWW carries no salable inventory on a quarter to quarter basis and ships manufactured goods related to purchase orders directly from Stone Corporation. HHWW categorizes its inventory profile as producing garments “just in time” for delivery. On a season to season basis the garments that HHWW does carry are marketing samples and not intended for sale. These garments are manufactured solely for introductory purposes at fashion shows. When the fashion shows are completed these samples are used for media interactions, marketing and production quality control purposes. The company also keeps old stock as samples for future design reference.

Income Taxes

The Company accounts for income taxes in accordance with the FASB Codification Topic 740-10-25 (“ASC 740-10-25”), which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, it requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars. Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market and collect receivables from such sales. We generally sell our products in U.S. dollars.

Changes in currency rates may affect prices at which we conduct business with our vendors and our employees. Payments subject to foreign currency translation are executed at our deposit bank currency spot rate at the time of payment, generally at each month’s end.

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Horiyoshi Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Horiyoshi Worldwide, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and changes in stockholders' equity (deficit) for each of the years in the two-year period ended December 31, 2010. Horiyoshi Worldwide, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horiyoshi Worldwide, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 8, 2011

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2010	2009

ASSETS

Current assets:

Cash and cash equivalents	$5,576,131	$17,721
Accounts receivable (net) of allowance for doubtful account of $1,696 for year ended December 31, 2010	70,442	-
Prepaid expenses and other assets	1,037,251	18,868

Total current assets	6,683,824	36,589
Property and equipment, net	19,724	-

Total assets	$6,703,548	$36,589

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$40,991	$-
Deferred Revenue	18,062	7,546
Accrued expenses	45,377	96,727
Other payables	48,100	21,678
Due to shareholders	2,368,409	132,448
Due to a director	18,480	18,480

Total current liabilities	2,539,419	276,879

Total liabilities	$2,539,419	$276,879

Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 1,081,100,000 shares authorized, 63,514,058 and 30,000,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	63,514	30,000
Additional Paid-in Capital	4,937,776	(28,710)
Stock subscription receivable	(516)	(516)
Accumulated deficit	(836,645)	(241,064)

Total stockholders' deficit	4,164,129	(240,290)

Total liabilities and stockholders' deficit	$6,703,548	36,589

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended	Year Ended
	December	December
	2010	2009

Revenue, net	$496,083	30,633

Cost of sales	215,106	14,593

Gross profit	280,977	16,040

Operating Expenses

Selling expenses	95,867	65,291

General and administrative expenses	780,694	190,507

Total operating expenses	876,561	255,798

Income (loss) from operations	(595,584)	(239,758)

Non-operating income (expenses)

Other income	3	24

Net (loss) before income taxes	(595,581)	(239,734)

Income taxes	-	-

Net (loss)	$(595,581)	(239,734)

Earnings (loss) per share of common stock	$(0.02)	(0.01)

Weighted average shares of common stock outstanding	34,863,746	30,000,000

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended	Year ended
	December	December
	2010	2009
Cash flows from operating activities
Net (loss)	$(595,581)	$(239,734)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,279	-
Allowance for doubtful accounts	1,696	-
Changes in operating assets and liabilities:
Accounts receivable	(72,138)	-
Prepaid expenses and other assets	(1,018,383)	(18,868)
Accounts payable	40,991	-
Deferred revenue	10,515	7,546
Accrued expenses	(51,349)	96,727
Other payables	26,422	21,678
Net cash used in operating activities	(1,656,548)	(132,651)

Cash flows from investing activities
Purchase of equipment	(21,003)	-
Net cash used in investing activities	(21,003)	-
Cash flows from financing activities
Proceeds of loan from shareholders	2,235,961	171,384
Repayment of loan from shareholder	-	(21,012)
Issuance of Common stock for cash	5,000,000	-

Net cash flows provided by financing activities:	7,235,961	150,372

Net increase in cash	5,558,410	17,721
Cash- beginning of period	17,721	-

Cash- end of period	$5,576,131	$17,721

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common			Stock	Additional
	Shares		Common	Subscription	Paid-in	Retained
	Outstanding		Stock	Receivable	Capital	Loss	Total

Balance, January 1, 2009(1)	$30,000,000	(1)	$30,000	$(1,050)	$(28,710)	$(1,330)	$(1,090)

Stock Subscription Received				$534			$534

Net loss						$(239,734)	$(239,734)

Balance, December 31, 2009	$30,000,000		$30,000	$(516)	$(28,710)	$(241,064)	$(240,290)

Shares issued to existing shell shareholders in reorganization	30,000,526		30,000		(30,000)		-

Net loss						$(595,581)	$(595,581)

Issue Common Stock- December 2010	$3,513,532		$3,514		$4,996,486		$5,000,000

Balance, December 31, 2010	$63,514,058		$63,514	$(516)	$4,937,776	$(836,645)	$4,164,129

(1)	Recapitalization of members' equity into 60,000,526 shares of common stock of Horiyoshi Worldwide, Inc. per share exchange agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business description

Horiyoshi Worldwide, Inc. (HHWW) is a clothing and accessories design and distribution company whose products are inspired by the artwork of Japanese master tattoo artist Yoshihito Nakano - better known as Horiyoshi III. The Horiyoshi name has been internationally recognized for decades and Horiyoshi III is considered by his peers and followers as a legend in his field. The business was established September 1, 2008 to capitalize on the multi-generational legacy of the Tattoo Masters by offering consumers a unique collection of knitwear, t-shirts and accessory items. The company began selling its products in 2009. The Collection retails at a suggested price point of approximately $140-160 for T-shirts, $480-945 for knits, $600-800 for hoodies, and $280-420 for scarves. The rights to the Horiyoshi III design catalogue are exclusively licensed to Horiyoshi the Third, Inc. (HTT) a wholly owned subsidiary of HHWW (“the Company”).

We were incorporated as Kranti Resources, Inc. (Kranti), in the State of Nevada on November 3, 2006 to engage in the acquisition, exploration, and development of mineral deposits and reserves. The company discontinued its planned mining activities and eventually adopted a new strategy to pursue opportunities in the fashion apparel industry. On May 18, 2010, Benny Gill and Rimpal Samra resigned as Directors of the company and Jaskarn Samra resigned as President. On May 18, 2010, Mitsuo Kojima was appointed as President of Kranti Resources, Inc.

On June 21, 2010, Kranti effected a 2.1622 for one (1) forward stock split of outstanding stock. As a result, the company’s outstanding share count increased from 43,875,000 shares of common stock to 94,866,525 shares of common stock, all with a par value of $0.001. In addition, on June 21, 2010, the company changed its name to Horiyoshi Worldwide Inc. to coincide with the redirection of its business toward fashion apparel. On September 1, 2010, the company entered into a share exchange agreement with Horiyoshi the Third Limited, a Hong Kong corporation, and the shareholders of Horiyoshi the Third Limited for purchase of the company.

On November 5, 2010, President Mitsuo Kojima affected a Share Cancellation Agreement with Kranti and surrendered for cancellation all 64,866,000 shares held by him in common stock which left a total of 30,000,526 shares outstanding.

The share exchange agreement with Horiyoshi the Third Limited was subsequently amended and on November 5, 2010 the acquisition of all of the issued and outstanding common shares of Horiyoshi the Third Limited occurred. In accordance with the closing, Horiyoshi Worldwide, Inc. issued 30,000,000 shares of common stock to the former shareholders of Horiyoshi the Third Limited in exchange for the acquisition of all 10,000 Horiyoshi the Third Limited shares issued and outstanding. Upon close of the acquisition Horiyoshi Worldwide, Inc. had a total of 60,000,526 shares issued and outstanding.

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Horiyoshi The Third Limited. All significant inter-company balances and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

Our financial statements include some amounts that are based on our management's best estimates and judgments. The most significant estimates relate to the valuation allowance for accounts receivable, returns and deferred taxes. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Foreign currency translation

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars. Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market and collect receivables from such sales. We generally sell our products in U.S. dollars.

Changes to currency rates may affect the prices at which we conduct business with our vendors and our employees. Payments subject to foreign currency translation are executed at our deposit bank’s currency spot rate at the time of payment, generally at each month’s end.

Revenue recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. We generally record sales upon shipment of product to customers and transfer of title under standard commercial terms.

Deferred revenue as of December 31, 2010 and December 31, 2009 were $18,062 and $7,546, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be 1% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve for the years ended December 31, 2010 and 2009 were $3,974 and $0, respectively.

Cost of sales

Cost of goods sold consists of cost of purchases for resale to stores located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States. The Company purchased 100% of its merchandise for the year ended December 31, 2010 from Stone Corporation Inc. Stone Corporation Inc. is organized and operates in Japan, and is 80% owned by Lone Star Capital Limited, a Hong Kong company and our principal shareholder and 20% owned by Master Horiyoshi III. Stone manages the process of contracting manufacturers and purchasing the materials that are used to produce our clothing and other products. Stone is invoiced by the producers and suppliers and those charges pass through to Horiyoshi Worldwide, Inc. Historically our cost of goods sold has been approximately 50% of our product list prices. Our clients are required to pay all shipping costs for the delivery of their orders. As we increase product sales and require larger production runs we believe that our cost of goods sold as a percentage of revenue will diminish due to economies of scale.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company’s main banking relationship is with HSBC Bank at branches in Los Angeles and Hong Kong. For cash management purposes the company concentrates its cash holdings in accounts at HSBC Bank. The balances in these accounts may exceed the federally insured limit of $ 250,000 per account by the Federal Deposit Insurance Corporation (FDIC) in case of bank failure. This would have a significantly negative impact on the company’s ability to continue operations.

Accounts receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary and at December 31, 2010 and 2009, the allowance for doubtful accounts was $1,696 and $0, respectively.

Inventories

In general due to the startup nature of Horiyoshi Worldwide, Inc. (HHWW) and the manufacturing relationship with Stone Corporation, HHWW carries no salable inventory on a quarter to quarter basis and ships manufactured goods related to purchase orders directly from Stone Corporation. HHWW categorizes its inventory profile as producing garments “just in time” for delivery. On a season to season basis the garments that HHWW does carry are marketing samples and not intended for sale. These garments are manufactured solely for introductory purposes at fashion shows. Once the fashion shows are completed these samples are used for media interactions, marketing and production quality control purposes. The company also keeps old stock as samples for future design reference.

Property and equipment

Property and equipment are recorded at cost and valued at $ 21,003 for the year ending December 31, 2010. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment for financial reporting purposes. Depreciation for the year ended December 31, 2010 and 2009 were $1,279 and $0 respectively.

Income taxes

The Company accounts for income taxes in accordance with the FASB Codification Topic 740-10-25 (“ASC 740-10-25”), which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, it requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Earnings per share

Basic earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities (such as warrants and convertible preferred stock) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment reporting

The Company considers its operations to constitute a single segment which is the design and distribution of clothes and accessories. The company does not operate under a multiple segment reporting model.

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Level 1 and 2, separate disclosures of purchases, sales, issuance, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2011); early adoption is permitted. The Company is currently adopting ASU 2010-06 on its financial statements.

In February 2010, FASB issued new standards in ASC 855, Subsequent Event. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this amendment did not have a material impact on its consolidated financial statements.

3. GOING CONCERN

As of December 31, 2010, our company has accumulated losses of $836,645 since inception and has earned no revenues since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

The company from time to time extends credit to Stone Corporation Inc. for operating purposes. Stone Corporation is the sole manufacturing supplier to Horiyoshi Worldwide, Inc. Stone Corporation, a Japanese corporation is 80% owned by Lone Star Capital Limited, a Hong Kong company and HHWW’s principal shareholder and 20% owned by Yoshihito Nakano, Master Horiyoshi III a significant holder of HHWW. The credit extensions are subsequently netted against payments owed to Stone Corporation for production of Horiyoshi the Third merchandise.

5. RELATED PARTY TRANSACTIONS

The Company purchased 100% of its merchandise for the year ended December 31, 2010 from Stone Corporation Inc. Stone Corporation Inc. is organized and operates in Japan, and is 80% owned by Lone Star Capital Limited, a Hong Kong company and our principal shareholder and 20% owned by Master Horiyoshi III.

As of December 31, 2010, our company was obligated to Eric Kyu Tae Chung, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $18,479. We have subsequently paid this loan down in Q1, 2011.

As of December 31, 2010, our company was obligated to Mr. Kitsuo Kojima, a Director and CEO of Horiyoshi Worldwide, Inc., for a non-interest bearing demand loan with a balance of $38,384.

As of December 31, 2010, our company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $94,292.

As of December 31, 2010, our company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $2,235,734. In Q1, 2011we have subsequently paid down $1,154,750 of this loan leaving a balance of $1,080,984.

On September 17, 2008 Horiyoshi III Worldwide Ltd. (as we then were) entered into a License Agreement with Stone Corporation Inc. d/b/a Stone Japan, a Japanese corporation that is 80% owned by Lone Star Capital Limited, a Hong Kong company and our principal shareholder and 20% owned by Yoshihito Nakano, Master Horiyoshi III. Pursuant to the license agreement we hold an exclusive, worldwide, 35 year license, effective September 17, 2008, to use all copyright and trademark rights associated with our products and brand, and to exclusively manufacture and distribute apparel, beauty products, and other products related to our business. No third party is permitted to use the IP licensed to us for the production of non-apparel merchandise. We paid consideration of $10 in respect of the licensed rights. In the event that Stone Japan intends to sell the intellectual property rights licensed to us, we shall have a first right of purchase for those rights so long as the license agreement is in effect. We shall also have the right to purchase those rights at any time in the seven (7) years preceding the termination of the license agreement. The purchase price shall be equal to two (2) times the average annual gross sales turnover of our products based on the licensed rights during the three years preceding the date of exercise of the right of purchase.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The company accrues expenses related to business travel, professional services rendered but not paid for and various office expenses. As a result of the limited number of employees and short term nature of their employment it has not been necessary for the company to separately accrue for vacation or payroll time for the year ended December 31, 2010. Our accrued expenses at year end 2010 was $ 45,377.

7. PAYMENTS DUE TO SHAREHOLDERS

The company’s wholly owned subsidiary, Horiyoshi the Third Limited (HTT), received loans that were constituted as a revolving loan agreement during Fiscal year 2010. The terms limited the aggregate principal amount not to exceed $3,000,000. The lender may demand repayment of the loan by serving a 30 day notice on the borrower. The proceeds of the revolvers were expressly made to finance the general operations of HTT. These loans are interest free with the majority of the loans, $2,235,734 financed by Lone Star Capital Limited, a Hong Kong company and our principal shareholder.

8. CONCENTRATIONS

Our products are distributed through a growing number of non-affiliated apparel retailers worldwide. For the year ended December 31, 2010, we had one retail distribution customer that represented greater than 10% of total sales revenue. Harvey Nichols Group Ltd. represented 11.1% of total sales revenue and 9.7% of accounts receivables for the year ended December 31, 2010. For the year ended December 31, 2009 there were three retail distribution customers representing greater than 10% each of total sales revenue. These three retail distribution customers represented 85.5% of our revenues, Alan Bilzerian (Boston) at 21.9%, Browns (London) at 33% and Leone International Marketing Inc. (Vancouver) at 30.6%. The balance of our revenues were derived from over 43 other retailers located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States. We have continued to diversify our retail distribution base and our concentration risk has improved markedly for the year ending December 31, 2010.

9. SUBSEQUENT EVENTS

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, Mr. Catroppa will act as our Chief Financial Officer at an annual base salary of $60,000. Upon execution of the consulting agreement, we provided Mr. Catroppa with 400,000 warrants to purchase equity shares at $0.50 per share. The consulting agreement is for a period of twelve months.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 11, 2011, the Board of Directors dismissed Child, Van Wagoner & Bradshaw, PLLC (“Child”) as the independent auditors of the Registrant and engaged EFP Rotenberg, LLP, an Independent Registered Public Accounting Firm, to serve as the Registrant’s independent auditors.

During the Registrant’s two most recent fiscal years and the subsequent interim period through the date Child was dismissed, Child did not advise the Registrant as to any reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K and there were no disagreements between the Registrant and Child on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Child’s satisfaction, would have caused Child to make reference to the subject matter of the disagreement in connection with its reports.

For more information regarding the change in accountants, please see the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2011.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain and develop disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers. Under the new management team, as required by SEC Rule 15d-15(b), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive and our principal financial officer concluded that while we believe we have effective disclosure controls and procedures we will to continue to develop such controls and procedures to assure their effectiveness. The policies we have developed are instituted firm wide and management will require testing of these controls and procedures in the future. The management team will also provide guidance to employees to ensure clear understanding of the controls and procedures. The firm will utilize its technology to assist in the process of overseeing its business practices.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions or our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepting accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Until after the November 5, 2010 Reorganization, Horiyoshi the Third, the operating entity and accounting acquirer were not required to assess and evaluate internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). In addition, we devoted substantial time and resources during our Reorganization. For the foregoing reasons, management’s assessment of the effectiveness of our internal control over financial reporting is not complete.

Management is committed to take appropriate steps to implement compliance with SOX 404 and is in the process of preparing to document and identify any deficiencies or material weaknesses, evaluate and implement recommended changes and test our internal control over financial reporting.

In making our assessment of internal control over financial reporting , management is using the criteria established I the “Internal Control – Integrated Framework” issued but the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because our evaluation of internal control over financial reporting is not yet complete, we cannot assure you that we will not discover material weaknesses: however, management will work towards compliance with SOX 404 as of December 31, 2011.

No change in our internal control over financial reporting occurred during the last fiscal quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mitsuo Kojima	President, Chief Executive Officer, Treasurer and Director	64	May 18, 2010
Raymond A. Catroppa, CFA	Chief Financial Officer and Secretary	49	November 5, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mitsuo Kojima – President, Chief Executive Officer, Treasurer and Director

For the past five years, Mitsuo Kojima has been the licensing agent for Manhattan based fashion designer Pinky Wolman of Pinky & Dianne New York. He has developed and licensed over 20 distinctive product categories on behalf of Pinky & Dianne, propelling the company to an award winning and internationally acclaimed fashion business.

During his thirty-plus-year career, he has held numerous senior management and advisory positions in fashion retailing, marketing and licensing, having worked with international brands such as Paul Smith, Seven Jeans, Lanvin, Von Dutch, Porter Bags, Popeye, UT by Uniqlo, Nicky Hilton Group and Sonia Rykiel.

From 1969 to 1986, Mr. Kojima was the lead buyer at Isetan Co., one of Asia’s leading department store chains.

Mr. Kojima holds a degree in law from Gakushuin University located in Toyko, Japan.

With a vast growing network of contacts within the fashion industry, Mr. Kojima seeks emerging business opportunities in the fashion and apparel business to create shareholder value.

Raymond A. Catroppa, CFA – Chief Financial Officer and Secretary

Mr. Catroppa has an extensive background in capital markets and financial analysis that comes from the 26 years he has spent with top Wall Street firms in New York City, including Credit Suisse First Boston (CSFB), First Manhattan Corporation, Neuberger Berman and Cameron Associates. Mr. Catroppa has advised numerous public companies listed on the NASDAQ, NYSE and AMEX. In 2002, he received the designation of Chartered Financial Analyst (CFA) from the CFA Institute. He holds a B.A. in Economics from Stony Brook University and an M.B.A. in Finance from Fordham University in New York City.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, Mr. Catroppa will act as our Chief Financial Officer at an annual base salary of $60,000. Upon execution of the consulting agreement, we provided Mr. Catroppa with 400,000 warrants to purchase equity shares at $0.50 per share. The consulting agreement is for a period of twelve months.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Mitsuo Kojima	1(1)	1	N/A
Raymond A. Catroppa, CFA	1(1)	1	N/A

(1)	The director or officer was late filing a Form 3, Initial Statement of Beneficial Ownership.

Code of Ethics

In 2008 we adopted a Code of Ethics that applies to all of our employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our President c/o Horiyoshi Worldwide Inc. at 711 S. Olive Street, Suite 504, Los Angeles, CA 90014.

Board and Committee Meetings

Our board of directors currently consists of one member, Mitsuo Kojima. The Board held no formal meetings during the year ended December 31, 2010. As the company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the company is developing a comprehensive Board of Directors and does not have an Audit Committee. The company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mitsuo Kojima(1) President, Chief Executive Officer, Treasurer and Director	2010 2009	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A
Raymond A. Catroppa, CFA(2) Chief Financial Officer and Secretary	2010 2009	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A
Jaskarn Samra (3) Former President, Chief Executive, Officer and Director	2010 2009	0 Nil	0 Nil	0 Nil	0 Nil	0 Nil	0 Nil	0 Nil	0 Nil

(1)	Mr. Kojima was appointed President, Chief Executive Officer, Treasurer and a director of our company on May 18, 2010.

(2)	Mr. Catroppa was appointed Chief Financial Officer and Secretary of our company on November 5, 2010.

(3)	Mr. Samra resigned as President, Chief Executive Officer and as a Director of our company on May 18, 2010

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

2010 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2010.

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, we provided Mr. Catroppa with 400,000 warrants to purchase equity shares at $0.50 per share. The consulting agreement is for a period of twelve months.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Mitsuo Kojima 5-12-24 Minami Aoyama, Minato-ku Tokyo, Japan	1,500,000	2.36%
Raymond A. Catroppa, CFA 20 Granada Place, Massapequa, NY 11758	400,000 Warrants	.63%
Directors and Executive Officers as a Group(1)	1,500,000 common shares	2.36%
Lone Star Capital Limited 16E, Neich Tower, 128 Gloucester Road Wanchai, Hong Kong	22,500,000	35.43%
Yoshihito Nakano (Master Horiyoshi III) 5-3 Kubocho Nishi-Ku Yokohama, Japan	6,000,000	9.45%
Zyndy Trade Corp. Santa Maria Della Valle N 3 Milano, 20123, Italy	3,513,532	5.53%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2011. As of March 31, 2011 there were 63,514,058 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

As of December 31, 2010, our company was obligated to Eric Kyu Tae Chung, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $18,479. We have subsequently paid this loan down in Q1, 2011.

As of December 31, 2010, our company was obligated to Mr. Kitsuo Kojima, a Director and CEO of Horiyoshi Worldwide, Inc., for a non-interest bearing demand loan with a balance of $38,384.

As of December 31, 2010, our company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $94,292.

As of December 31, 2010, our company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $2,235,734. In Q1, 2011we have subsequently paid down $1,154,750 of this loan leaving a balance of $1,080,984.

On September 17, 2008, Horiyoshi III Worldwide Ltd. (as we then were) entered into a License Agreement with Stone Corporation Inc. d/b/a Stone Japan, a Japanese corporation that is 80% owned by Lone Star Capital Limited, (a Hong Kong company and our principal shareholder) and 20% owned by Yoshihito Nakano, Master Horiyoshi III. Pursuant to the license agreement we hold an exclusive, worldwide, 35 year license, effective September 17, 2008, to use all copyright and trademark rights associated with our products and brand, and to exclusively manufacture and distribute apparel, beauty products, and other products related to our business. No third party is permitted to use the IP licensed to us for the production of non-apparel merchandise. We paid consideration of $10 in respect of the licensed rights. In the event that Stone Japan intends to sell the intellectual property rights licensed to us, we shall have a first right of purchase for those rights so long as the license agreement is in effect to purchase those rights at any time in the seven (7) years preceding the termination of the license agreement. The purchase price shall be equal to two (2) times the average annual gross sales turnover of our products based on the licensed rights during the three years preceding the date of exercise of the right of purchase.

Director Independence

We currently act with one (1) director, consisting of Mitsuo Kojima

We have determined that we do not have any directors who are independent directors, as that term is used in Rule 4200(a) (15) of the Rules of National Association of Securities Dealers.

Currently we do not have audit, nominating or compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d) (5) (ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$24,600	$10,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$24,600	$10,900

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

Item 15.     Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation(Incorporated by reference from exhibit 3.1 of our Registration Statement on Form SB-2 filed on April 13, 2007)

3.2	Bylaws (Incorporated by reference from exhibit 3.2 of our Registration Statement on Form SB-2 filed on April 13, 2007)

3.3

Amendment to the Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 30, 2009 ( Incorporated by reference from exhibit 3.1 of our Current Report on Form 8-K filed on May 8, 2009).

(10)	Material Contracts

10.1

Mineral Claim Purchase Agreement by and between the Registrant and Beeston Enterprises Ltd. dated January 18, 2007(Incorporated by reference from exhibit 10.1 of our Registration Statement on Form SB-2 filed on April 13, 2007)

10.2	Share Exchange Agreement dated September 1, 2010 with Horiyoshi the Third Limited (Incorporated by reference from exhibit 10.1 of our Current Report on Form 8-K filed on September 7, 2010)

10.3

Mineral Claim Purchase Agreement amendment by and between the Registrant and Beeston Enterprises Ltd. dated February 11, 2010 ( Incorporated by reference from exhibit 10.1 of our Current Report on Form 8-K filed on February 12, 2010)

10.4	Amendment to Share Exchange Agreement dated November 5, 2010 with Horiyoshi the Third Limited (Incorporated by reference to our Current Report on Form 8-K filed on November 8, 2010)

10.5	License Agreement dated September 17, 2008 between Horiyoshi III Worldwide Ltd. and Stone Corporation Inc. (Incorporated by reference to our Current Report on Form 8-K filed on November 8, 2010)

10.6	Share Cancellation Agreement dated November 5, 2010 with Mitsuo Kojima. (Incorporated by reference to our Current Report on Form 8-K filed on November 8, 2010)

10.7	Consulting Agreement dated January 1, 2011 between our company and Ray Catroppa (Incorporated by reference to our Current Report on Form 8-K filed on February 28, 2011)

(14)	Code of Ethics

14.1	Code of Ethics (Incorporate by reference from exhibit 14 of our Annual Report on Form 10-KSB filed on March 26, 2008

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HORIYOSHI WORLDWIDE INC.
(Registrant)

Dated: April 8, 2011	/s/ Mitsuo Kojima
Mitsuo Kojima
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 8, 2011	/s/ Raymond A. Catroppa
Raymond A. Catroppa, CFA
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 8, 2011	/s/ Mitsuo Kojima
Mitsuo Kojima
President, Chief Executive Officer and Director
(Principal Executive Officer)