Form 10-Q
period 2011-03-31
Horiyoshi Worldwide Inc.
filed 2011-05-16
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-53976

HORIYOSHI WORLDWIDE INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513655
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

711 S. Olive Street, Suite 504, Los Angeles, CA, USA	90014
(Address of principal executive offices)	(Zip Code)

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
[X] YES     [   ] NO

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
63,514,058 common shares issued and outstanding as of May 14, 2011

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Company's Form 10-K filed with the SEC on April 8, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS AS OF

	March 31,	December 31,
	2011	2010
	(UNAUDITED)

ASSETS

Current assets:

Cash and cash equivalents	$3,561,670	$5,576,131

Accounts receivable (net) of allowance for doubtful accounts of $5,238 and $1,696 as of March 31, 2011 and December 31, 2010, respectively	161,071	70,442

Prepaid expenses and other assets	1,744,590	1,037,251

Total current assets	5,467,331	6,683,824

Property and equipment, net	27,228	19,724

Total assets	$5,494,559	$6,703,548

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$17,718	$40,991
Deferred Revenue	2,978	18,062
Accrued expenses	27,492	45,377
Other payables	-	48,100
Due to shareholders	1,538,323	2,368,409
Due to a director	-	18,480
Sales Returns and allowances	2,313	-
Total current liabilities	1,588,824	2,539,419

Total liabilities	$1,588,824	$2,539,419

Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 1,081,100,000 shares authorized, 63,514,058 shares issued and outstanding as of March 31, 2011 and December 31, 2010	63,514	63,514
Additional Paid-in Capital	5,059,955	4,937,776
Stock subscription receivable	(516)	(516)
Accumulated deficit	(1,217,218)	(836,645)

Total stockholders' equity	3,905,735	4,164,129

Total liabilities and stockholders' equity	$5,494,559	$6,703,548

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Revenue, net	$228,828	152,176
Cost of sales	102,847	76,029
Gross profit	125,981	76,147

Operating Expenses
Selling expenses	49,163	8,340
General and administrative expenses	457,390	128,017
Total operating expenses	506,553	136,357
Income (loss) from operations	(380,572)	(60,210)
Non-operating income (expenses)
Other income	-	5,766
Net (loss) before income taxes	(380,572)	(54,444)
Income taxes	-	-

Net (loss)	$(380,572)	(54,444)
Earnings (loss) per share of common stock	$(0.01)	(0.00)
Weighted average shares of common stock outstanding	63,514,058	30,000,000

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Cash flows from operating activities

Net (loss)	$(380,572)	$(54,444)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation	2,699	103

Allowance for doubtful accounts	5,238	-

Warrants Issued for Services	122,179	-

Changes in operating assets and liabilities:

Accounts receivable	(95,867)	(78,045)

Prepaid expenses and other assets	(707,339)	(363,346)

Accounts payable	(23,273)	-

Deferred revenue	(15,084)	(7,546)

Accrued expenses	(17,885)	76,974

Sales Returns and Allowances	2,313

Other payables	(48,100)	43,776

Net cash used in operating activities	(1,155,691)	(382,528)

Cash flows from investing activities

Purchase of equipment	(10,204)	(2,063)

Net cash used in investing activities	(10,204)	(2,063)

Cash flows from financing activities

Proceeds of loan from shareholders	(848,566)	484,952

Repayment of loan from shareholder	-	(1,400)

Net cash flows provided by financing activities:	(848,566)	483,552

Net increase in cash	(2,014,461)	98,961

Cash- beginning of period	5,576,131	17,721

Cash- end of period	$3,561,670	$116,682

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

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

Going Concern, Liquidity and Management's Plan

As of March 31, 2011, our Company has accumulated losses of $1,217,218 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of Horiyoshi Worldwide, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying unaudited Horiyoshi Worldwide, Inc. consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company’s main banking relationship is with HSBC Bank at branches in Los Angeles and Hong Kong. For cash management purposes the company concentrates its cash holdings in accounts at HSBC Bank. The balances in these accounts may exceed the federally insured limit of $250,000 per account by the Federal Deposit Insurance Corporation (FDIC). In case of bank failure, it would have a significantly negative impact on the company’s ability to continue operations.

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

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be 1% of our sales and reserves have been made accordingly each reporting period. The percentage of sales used in the reserve calculation is based on management’s best estimate.

Cost of sales

Cost of goods sold consists of cost of purchases for resale to stores located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States. The Company purchased 100% of its merchandise for the year ended December 31, 2010 from Stone Corporation Inc. Stone Corporation Inc. is organized and operates in Japan, and is 80% owned by Lone Star Capital Limited, a Hong Kong company and our principal shareholder and 20% owned by Master Horiyoshi III. Stone manages the process of contracting manufacturers and purchasing the materials that are used to produce our clothing and other products. Stone is invoiced by the producers and suppliers and those charges pass through to Horiyoshi Worldwide, Inc. Historically our cost of goods sold has been approximately 45-50% of our product list prices. Our clients are required to pay all shipping costs for the delivery of their orders. As we increase product sales and require larger production runs we believe that our cost of goods sold as a percentage of revenue will diminish due to economies of scale.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Currently we estimate doubtful accounts to be 3% of our sales and reserves have been made accordingly each reporting period. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with Accounting Standards Codification ASC 260 — “Earnings per Share” (“ASC 260”). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2011 there were 400,000 stock options that could dilute future earnings.

Foreign Currency

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

We generally sell our products and conduct business with our vendors and employees in U.S. dollars but from time to time conduct business transactions in a currency other than U.S. dollars. The company does not currently hedge for the fluctuation of foreign currencies due to the diminutive nature of transactions of this nature.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry-forwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carry-forwards is provided when it is determined that such assets will more likely than not go unrealized. If it becomes more likely than not that a tax asset will be realized, the related valuation allowance on such assets would be reversed.

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

Inventory

In general due to the startup nature of Horiyoshi Worldwide, Inc. (HHWW) and the manufacturing relationship with Stone Corporation, the Company carries no salable inventory on a quarter to quarter basis and ships manufactured goods related to purchase orders directly from Stone Corporation. The Company categorizes its inventory profile as producing garments “just in time” for delivery. On a season to season basis the garments that the Company does carry are marketing samples and not intended for sale. These garments are manufactured solely for introductory purposes at fashion shows and are expensed when used. Once the fashion shows are completed these samples are used for media interactions, marketing and production quality control purposes.

Property and Equipment

Property and equipment are recorded at cost and valued at $27,228 for the quarter ending March 31, 2011. Property and equipment consists of computer technology, software, furniture and office furnishings. Depreciation was $2,699 for the quarter ending March 31, 2011 and $1,696 for the year ending December 31, 2010.

Prepaid Expenses and Other Current Assets

The Company accrued a significant increase in prepaid expense for the quarter ended March 31, 2011 attributed to the manufacturing of goods by our supplier, Stone Corporation, a related party, for goods sold and to be sold in 2011.

Stone Corporation is the sole manufacturing supplier and important design and development resource to Horiyoshi Worldwide, Inc. Stone Corporation, a Japanese corporation, is 80% owned by Lone Star Capital Limited, a Hong Kong company and principal shareholder of the company, and 20% owned by Yoshihito Nakano, Master Horiyoshi III, also a significant shareholder of the company.

The services rendered by Stone Corporation encompass design, development and production services. The increase in prepaid expenses can be attributed to the new nature of our business which require primarily upfront payment, timing issues that arise between the design and development cycle and the fashion season sales cycle, and anticipation of significant growth in sales stemming from our established operations as well as expansion into new business channels in the apparel industry. These expenses occur before or early in the sales and marketing cycle and are diminished as the company sells its products. Prepaid expenses are netted against payments subsequently owed to Stone Corporation. The Company expects to receive and utilize benefits resulting from these upfront costs within the next 6 to 12 months. Prepaid expense for the quarter ended March 31, 2011 were $1,744,590 and $1,037,251 for the year ended December 31, 2010.

Accrued Expenses and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable for the quarter ended March 31, 2011 were $17,718 and our accounts payable for the year ended December, 31, 2010 were $40,991.

The company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it has not been necessary for the Company to separately accrue for vacation or payroll time for the quarter ended March 31, 2011. Our accrued expenses were $27,492 for the quarter ended March 31, 2011 and $45,377 for the year ended December 31, 2010.

Fair Value of Financial Instruments

The carrying amount reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The Company believes the fair value of the revolving credit loan with Stone Corporation approximates fair value because of the accelerating nature of the sales cycle and the related party aspect of the Stone relationship. It was not practicable to estimate the fair value of notes payable to related parties.

Note 3. Subordinated Notes Payable to Related Party

As of March 31, 2011, our Company was obligated to Mr. Kitsuo Kojima, a Director and CEO of Horiyoshi Worldwide, Inc., for a non-interest bearing demand loan with a balance of $38,384.

As of March 31, 2011, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $133,219.

As of March 31, 2011, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,366,722.

Note 4. Related Party Transactions

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

Note 5. Share-Based Compensation and Warrants

Stock Awards

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, we provided Mr. Catroppa with 400,000 warrants to purchase equity shares at $0.50 per share. The consulting agreement is for a period of twelve months.

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on historical market prices of the Company’s common stock. The expected life of an option grant is based on management’s estimate. The fair value of each option grant is recognized as a compensation expense over the vesting period of the option on a straight line basis. The quarterly warrant expense related to the warrants issued using this estimate is $122,179 for the quarter ending March 31, 2011.  The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

Three months Ended
March 31, 2011
Exercise price	$.50
Expected dividend yield	0%
Expected stock price volatility	230%
Risk-free interest rate	.29%

Note 6. Commitments and Contingencies

Operating Leases

Our executive offices, sales showroom and support staff are in the Mandel Building located at 711 S. Olive Street, #504 Los Angeles, CA 90014. The Company conducts operations under operating leases, which expire in November, 2011. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $6,300 for the three months ended March 31, 2011. Rent expense is allocated to operating expenses in the accompanying condensed consolidated statements of operations.

Note 7. Seasonality

To date, with the majority of the Company’s revenues coming from the luxury segment there is seasonality in the revenue steam. The Company attends important design shows that are focused on the Women’s and Men’s spring season and Women’s and Men’s fall season which occur in March and September. This translates into the company booking a large portion of orders and corresponding revenues in the first and third quarter on a yearly basis. As the company introduces line extensions targeting different customers and retailers, consummates licensing partnerships and completes development of an online store it will serve to smooth out earnings on a yearly basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Horiyoshi Worldwide, Inc., “the Company,” is a clothing and accessories design and distribution company whose products are inspired by the artwork of Japanese master tattoo artist Yoshihito Nakano - better known as Horiyoshi III. The Horiyoshi name has been internationally recognized for decades and Horiyoshi III is considered by his peers and followers as a legend in his field. The business was established September 1, 2008 to capitalize on the multi-generational legacy of the Tattoo Masters by offering consumers a unique collection of knitwear, t-shirts and accessory items. The Company began selling its products in 2009. The Collection retails at a suggested price point of approximately $140-160 for T-shirts, $480-945 for knits, $600-800 for hoodies, and $280-420 for scarves. The rights to the Horiyoshi III design catalogue are exclusively licensed to Horiyoshi the Third, Inc. (HTT) a wholly owned subsidiary of HHWW (“the Company”).

The company’s design teams are passionate about the art work of Horiyoshi III and take great care integrating the imagery into the company’s garments. HHWW’s management feels that it is positioning the company to take advantage of the increasing inflection of design, art and culture in today’s fashion world. By introducing quality clothes that infuse the internationally recognized art work of Horiyoshi III the company believes it is at the vanguard of a growing interest in unique aspects of the art and cultural imagery of the Far East. The Company’s strategy includes the development of a line extension marketed at a lower price point and focused on larger markets. In conjunction a number of new distribution channels are under development. Our goal is to build a brand that is recognized throughout the world for creating quality products with universal appeal.

Corporate History

We were incorporated as Kranti Resources, Inc., in the State of Nevada on November 3, 2006 to engage in the acquisition, exploration, and development of mineral deposits and reserves. Our company discontinued its planned mining activities and eventually adopted a new strategy to pursue opportunities in the fashion apparel industry.

On June 21, 2010, our company effected a 2.1622 for 1 forward stock split of outstanding stock. As a result, our company’s outstanding share count increased from 43,875,000 shares of common stock to 94,866,525 shares of common stock, all with a par value of $0.001. In addition, on June 21, 2010, our company changed its name to Horiyoshi Worldwide Inc. to coincide with the redirection of its business toward fashion apparel.

On September 1, 2010, we entered into a share exchange agreement with Horiyoshi the Third Limited, a Hong Kong corporation, and the shareholders of Horiyoshi the Third Limited for purchase of the company.

On November 5, 2010, our president, Mitsuo Kojima entered into a share cancellation agreement with our company and surrendered for cancellation all 64,866,000 shares held by him in common stock which left a total of 30,000,526 shares outstanding.

The share exchange agreement with Horiyoshi the Third Limited was subsequently amended and on November 5, 2010 the acquisition of all of the issued and outstanding common shares of Horiyoshi the Third Limited occurred. In accordance with the closing, we issued 30,000,000 shares of our common stock to the former shareholders of Horiyoshi the Third Limited in exchange for the acquisition of all 10,000 Horiyoshi the Third Limited shares issued and outstanding. Upon close of the acquisition we had a total of 60,000,526 shares issued and outstanding.

On November 29, 2010 we entered in a share issuance agreement with Zyndy Trade Corp., pursuant to which Zyndy has agreed to acquire up to $5 million of our shares of common stock through periodic draw downs at the request of our company. The price per share to be issued on any draw down shall be set at 75% of the volume weighed average closing prices for the ten days preceding any draw down notice. This agreement is to remain in effect until December 31, 2011.

On January 1, 2011 we entered in a consulting agreement with Raymond A. Catroppa as the company’s chief financial officer and corporate development executive on an interim basis. The consulting agreement provides for the basic remuneration of Mr. Catroppa at the rate of US$60,000 per annum payable in equal monthly installments. The term of the agreement began on January 1, 2011 and continues through January 1, 2012 at which time the employment contract will be re-negotiated unless terminated by either party.

Our fiscal year end is December 31.

Executive Summary

For the three months ended March 31, 2011, we reported net sales of $228,828, an increase of $76,652, or 50%, over the $152,176 reported for the quarter ended March 31, 2010. Gross margin increased to 55% for the quarter ended March 31, 2011 compared to 50% for the quarter ended March 31, 2010. Operating expenses, which include all selling, general and administrative costs, increased $370,196, or 271%, to $506,553 for the quarter ended March 31, 2011 as compared to $136,357 for the quarter ended March 31, 2010. Net loss for the quarter ended March 31, 2011 was $380,572 compared to net loss of $54,444 for the quarter ended March 31, 2010.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarters ended March 31, 2011 and March 31, 2010.

Our operating results for the quarters ended March 31, 2011 and March 31, 2010 are summarized as follows:

	Three Months Ended
	March 31
	2011	2010
Revenue	$228,828	$152,176
COGS	$102,847	$76,029
Gross Profit	$125,981	$76,147
Expenses	$506,553	$136,357
Net Loss	$(380,572)	$(54,444)

Revenue

We earned revenues of $228,828 for the quarter ended March 31, 2011 compared to revenues of $152,176 for the three months ended March 31, 2010. Increased revenues in the quarter can be attributed to increased awareness of Horiyoshi the Third products, intensified participation in fashion and trade shows and expansion of our sales effort to new customers. We anticipate earning increased revenues in fiscal year 2011.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2011 were $102,847 compared to $76,029 for the quarter ended March 31, 2010. Cost of goods sold represented 45% of sales for the quarter ended March 31, 2011 as compared to 50% for the quarter ended March 31, 2010. This decrease in COGS as a percentage of sales can be attributed to lower costs associated with higher volume runs during production.

Expenses

Our total expenses for the quarters ended March 31, 2011 and March 31, 2011 are outlined in the table below:

	Three Months Ended
	March 31
	2011	2010
Selling	$49,163	$8,340
General and administrative	$457,390	$128,017
Total	$506,553	$136,357

Expenses for the quarters ended March 31, 2011, increased by 271% as compared to the comparative period in 2010 primarily as a result of a significant increase in sales revenue, increases in sales and marketing activities, development of new clothes lines and distribution channels. A significant portion of expenses for the quarter ended March 31, 2011, $122,179, results from the estimated fair value of warrants issued on January 1, 2011.

Liquidity and Financial Condition

Working Capital
	At	At
	March 31,	December 31,	Increase/
	2011	2010	Decrease
Current Assets	$5,467,331	$6,683,824	$(1,216,493)
Current Liabilities	$1,588,824	$2,539,419	$(950,595)
Working Capital (deficit)	$3,878,507	$4,144,405	$(265,898)

Cash Flows
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
Net Cash Used in Operating Activities	$(1,155,691)	$(382,528)
Net Cash Used by Investing Activities	$(10,204)	$(2,063)
Net Cash Provided by Financing Activities	$(848,566)	$483,552
Net Increase in Cash During the Period	$(2,014,461)	$98,961

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. We received a total of $5,000,000 in financing activities which was comprised of the sale of two equity tranches in December 2010. Our cash balance as of March 31, 2011 is $3,561,670.

Prior to the $5,000,000 in equity financing in December, 2010, our Company funded some of its operations through debt financing with related party transactions.

As of March 31, 2011, our Company was obligated to Mr. Kitsuo Kojima, a Director and CEO of Horiyoshi Worldwide, Inc., for a non-interest bearing demand loan with a balance of $38,384.

As of March 31, 2011, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $133,219.

As of March 31, 2010, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,366,722.

As of March 31, 2011, Stone Corporation, our sole supplier, received prepaid expenses from Horiyoshi Worldwide, Inc. in the amount of $1,744,590 and $1,037,251 for the year ended December 31, 2010.. This increase is a result of significantly higher anticipated levels of production in 2011.

Plan of Operation and Cash Requirements

Our wholly-owned subsidiary, Horiyoshi the Third Limited, began selling its products in 2009. We intend to continue sales and distribution of the Horiyoshi Collection through the public company Horiyoshi Worldwide, Inc. Our plan of action over the next twelve months is to continue to market and sell the Horiyoshi Luxury Collection, develop a line extension to be sold at a lower price point and focused on a larger market and raise additional capital financing as necessary, to grow operations.

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

Going Concern

As of March 31, 2011, our Company has a quarterly loss of $380,572 and an accumulated deficit of $1,217,218. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Seasonality

To date, with the majority of the Company’s revenues coming from the luxury segment there is seasonality in the revenue steam. The Company attends important design shows that are focused on the Women’s and Men’s spring season and Women’s and Men’s fall season which occur in March and September. This translates into the company booking a large portion of orders and corresponding revenues in the first and third quarter on a yearly basis. As the company introduces line extensions targeting different customers and retailers, consummates licensing partnerships and completes development of an online store it will serve to smooth out earnings on a yearly basis.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

Deferred revenue as of March 31, 2011 and December 31, 2010 were $2,978 and $18,062 respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships.  Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network.  Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be 1% of our sales and reserves have been made accordingly each reporting period.  The percentage of sales used in the reserve calculation is based on management’s best estimate.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Currently we estimate doubtful accounts to be 3% of our sales and reserves have been made accordingly each reporting period. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary and at March 31, 2011 the allowance for doubtful accounts was $5,238.

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

Inventory

In general due to the startup nature of Horiyoshi Worldwide, Inc. (HHWW) and the manufacturing relationship with Stone Corporation, the Company carries no salable inventory on a quarter to quarter basis and ships manufactured goods related to purchase orders directly from Stone Corporation. The Company categorizes its inventory profile as producing garments “just in time” for delivery. On a season to season basis the garments that the Company does carry are marketing samples and not intended for sale. These garments are manufactured solely for introductory purposes at fashion shows and are expensed when used. Once the fashion shows are completed these samples are used for media interactions, marketing and production quality control purposes.

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

Changes in the Retail Industry could have a material adverse impact on our business

The retail industry periodically experiences business consolidations, restructurings, reorganizations and other ownership changes. Any of the retailers that carry our products may undergo such changes in the future, which could result in a significant contraction of the retail outlets carrying our products, which in turn could have a material adverse impact on our business.

Our ability to continue as a going concern is in substantial doubt

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

We have limited financial and management resources to pursue our growth strategy

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

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), to allow for timely decisions regarding required disclosure.

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to any risk factors affecting our Company as disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Exhibit	Description
Number

(3)	(i) Articles of Incorporation and (ii) Bylaws

3.1	Certificate of Amendment filed with the Nevada Secretary of State on June 17, 2010, effective June 21, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on July 20, 2010).

(10)	Material Contracts

10.1	License Agreement dated September 17, 2008 between Horiyoshi III Worldwide Ltd. and Stone Corporation Inc. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).

10.2

Share Exchange Agreement among the company, Horiyoshi the Third Limited and the Shareholders of Horiyoshi the Third Limited dated September 1, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on September 3, 2010).

10.3	Amendment to Share Exchange Agreement dated November 5, 2010 with Horiyoshi the Third Limited. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).

10.4	Share Cancellation Agreement dated November 5, 2010 with Mitsuo Kojima. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).

10.5*	Share Issuance Agreement dated November 29, 2010 with Zyndy Trade Corp.

10.6	Consulting Agreement dated January 1, 2011 with Raymond A. Catroppa (Incorporated by reference from our Current Report on Form 8-K filed on February 28, 2011).

(21)	Subsidiaries of the Registrant

Exhibit	Description
Number

21.1	Horiyoshi the Third Limited

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HORIYOSHI WORLDWIDE INC.
(Registrant)
Dated: May 14, 2011

/s/ Mitsuo Kojima
Mitsuo Kojima
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 14, 2011	/s/Raymond A. Catroppa
Raymond A. Catroppa, CFA
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 14, 2011

/s/ Mitsuo Kojima
Mitsuo Kojima
President, Chief Executive Officer and Director
(Principal Executive Officer)