Form 10-Q
period 2011-06-30
Horiyoshi Worldwide Inc.
filed 2011-08-15
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to__________

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

63,514,058 common shares issued and outstanding as of August 9, 2011

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements as of December 31, 2010 and notes thereto contained in our Company's Form 10-K filed with the SEC on April 8, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS AS OF

	June 30,	December 31,
		2010
	2011
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$2,982,330	$5,576,131
Accounts receivable (net) of allowance for doubtful accounts of $19,753 and $1,696 as of June 30, 2011 and December 31, 2010, respectively	55,795	70,442
Prepaid expenses and current other assets	31,336	1,037,251
Inventory	604,524	-
Total current assets	3,673,985	6,683,824

Property and equipment, net	42,231	19,724

Licensing rights, net	743,750	-

Total assets	$4,459,966	$6,703,548

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable	$31,406	$40,991
Deferred revenue	8,704	18,062
Accrued expenses	100,595	45,377
Other payables	-	48,100
Due to shareholder	146,569	132,675
Related party, demand loan	772,553	2,235,734
Due to a director	-	18,480

Total current liabilities	1,059,827	2,539,419

Total liabilities	$1,059,827	$2,539,419

Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 1,081,100,000 shares authorized, 63,514,058 shares issued and outstanding as of June 30, 2011 and December 31, 2010	63,514	63,514
Additional Paid-in Capital	5,239,103	4,937,776
Stock subscription receivable	-	(516)
Accumulated deficit	(1,902,478)	(836,645)

Total stockholders' equity	3,400,139	4,164,129

Total liabilities and stockholders' equity	$4,459,966	$6,703,548

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Revenue, net	$38,003	912
Cost of sales	70,084	2,528
Gross profit	(32,081)	(1,616)

Operating Expenses
Selling expenses	48,405	31,648
General and administrative expenses	603,804	43,771
Depreciation and amortization	1,026	308
Total operating expenses	653,235	75,727
Income (loss) from operations	(685,316)	(77,343)
Non-operating income (expenses)
Other income	56	394
Net (loss) before income taxes	(685,260)	(76,949)
Income taxes	-	-

Net (loss)	$(685,260)	(76,949)
Basic and diluted earnings (loss) per share	$(0.01)	(0.00)
Weighted average shares of common stock outstanding – basic and diluted	63,514,058	30,000,000

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Revenue, net	$269,288	153,087
Cost of sales	175,387	78,557
Gross profit	93,901	74,530

Operating Expenses
Selling expenses	97,994	39,988
General and administrative expenses	1,058,498	175,533
Depreciation and amortization	3,298	411
Total operating expenses	1,159,790	215,932
Income (loss) from operations	(1,065,889)	(141,402)
Non-operating income (expenses)
Other income	56	6,160
Net (loss) before income taxes	(1,065,833)	(135,242)
Income taxes	-	-

Net (loss)	$(1,065,833)	(135,242)
Basic and diluted earnings (loss) per share	$(0.02)	(0.00)
Weighted average shares of common stock outstanding – basic and diluted	63,514,058	30,000,000

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities
Net (loss)	$(1,065,833)	$(135,242)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,548	411
Allowance for doubtful accounts	18,057	-
Warrants Issued for Services	301,327	-
Stock subscription receivable	516	-

Changes in operating assets and liabilities:
Accounts receivable	(3,410)	(22,001)
Prepaid expenses and other assets	376,745	(346,629)
Inventory	(604,524)	-
Accounts payable	(9,585)	-
Deferred revenue	(9,358)	5,530
Accrued expenses	55,218	(96,727)
Other payables	(52,685)	43,776

Net cash (used) in operating activities	(983,984)	(550,882)

Cash flows from investing activities
Purchase of equipment	(25,805)	(4,101)
Payment for licensing rights	(750,000)	-

Net cash (used) in investing activities	(775,805)	(4,101)

Cash flows from financing activities
Proceeds of loan from shareholders	-	806,174
Repayment of loan from shareholder	(834,012)	(35,450)

Net cash flows provided by (used in) financing activities:	(834,012)	770,724

Net increase (decrease) in cash	$(2,593,801)	$215,741
Cash- beginning of period	5,576,131	17,721
Cash- end of period	$2,982,330	$233,462

Noncash Investing and Financing Activities:

Cancellation of supplier agreement	$629,169	$-

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

Going Concern, Liquidity and Management's Plan

As of June 30, 2011, our Company has accumulated losses of $1,902,478 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation of inventory; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

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

Revenue recognition

Our revenue recognition policy is in accordance with US GAAP, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. We generally record sales upon shipment of product to customers and transfer of title under standard commercial terms.

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

Cost of sales

Cost of goods sold consists of cost of purchases for resale to stores located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States. The Company purchased 100% of its merchandise for the year ended December 31, 2010 and the period through May 31, 2011 from Stone Corporation Inc. Stone Corporation Inc. is organized and operates in Japan, and is 80% owned by Lone Star Capital Limited, a Hong Kong company and our principal shareholder and 20% owned by Master Horiyoshi III. Stone manages the process of contracting manufacturers and purchasing the materials that are used to produce our clothing and other products. Stone is invoiced by the producers and suppliers and those charges pass through to Horiyoshi Worldwide, Inc. As of June 1, 2011, the Company ceased its manufacturing relationship with Stone Corporation Inc. and began sourcing from producers and suppliers directly. Our clients are required to pay all shipping costs for the delivery of their orders. As we increase product sales and require larger production runs, and move manufacturing out of Japan, we believe that our cost of goods sold as a percentage of revenue will diminish due to economies of scale.

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

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with FASB Codification Topic 260 — “Earnings per Share” (“ASC 260”). ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss incurred in the three and six months ended June 30, 2011, the assumed exercise of stock options was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At June 30, 2011 there were 400,000 stock options that could dilute future earnings.

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

Inventory

Inventories, consisting of finished goods and work in process, are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Prior to June 1, 2011, the Company carried no salable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation. At June 30, 2011 inventory consists of $539,543 of finished goods and $64,981 of work in process.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of June 30, 2011, there have been no reserves made for inventory on hand.

Property and Equipment

Property and equipment are recorded at cost and valued at $42,231 for the six months ending June 30, 2011. Property and equipment consists of computer technology, software, furniture and office furnishings. Depreciation was $3,298 for the six months ending June 30, 2011 and $411 for the six months ended June 30, 2010.

Prepaid Expenses and Other Current Assets

The Company realized a significant decrease in prepaid expense for the quarter ended June 30, 2011 attributed to the receipt of inventory, payments for licensing rights, and termination of manufacturing agreement with Stone Corporation, a related party.

Prior to the quarter ended June 30, 2011, Stone Corporation was the sole manufacturing supplier and important design and development resource to Horiyoshi Worldwide, Inc. Stone Corporation, a Japanese corporation, is 80% owned by Lone Star Capital Limited, a Hong Kong company and principal shareholder of the Company, and 20% owned by Yoshihito Nakano, Master Horiyoshi III, also a significant shareholder of the Company.

The services rendered by Stone Corporation encompass design, development and production services. A portion of the decrease in prepaid expenses can be attributed to receipt of inventory from Stone Corporation as a result of the services rendered.

On June 1, 2011, Horiyoshi The Third Limited amended its License Agreement with Stone Corporation. Pursuant to the amended license agreement the Company holds the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expires on May 31, 2021 and contains five extension options in five year increments. During the quarter ended June 30, 2011, the Company paid Stone Corporation consideration of $750,000 as a non-refundable entry fee into the license agreement and $45,000 as a flat license fee for the month of June 2011. The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 from July 1, 2011 through May 31, 2012 with a running royalty calculated as 6% of net sales commencing on June 1, 2012 and continuing through the date of expiration. On June 1, 2011, $750,000 related to the non-refundable entry fee into the license agreement was reclassified from prepaid expenses to licensing rights on the balance sheet. For the six months ended June 30, 2011, the amount of licensing rights capitalized on the balance sheet was $743,750, net of $6,250 of accumulated amortization.

On June 30, 2011 Horiyoshi The Third Limited entered into an Agreement For Settlement of Prepaid Assets and Forgiveness of Debt with Stone Corporation and Lonestar Capital Limited, a Hong Kong company and 80% owner of Stone Corporation. Pursuant to the agreement, the Company absolved its right to receive $629,169 of prepaid assets from Stone Corporation in exchange for Lonestar Capital Limited forgiving $629,169 of debt owed by the Company under its demand loan agreement. The transaction did not have an impact on net income for the six months ended June 30, 2011.

Prepaid expenses and other current assets for the six months ended June 30, 2011 were $31,336 and $1,037,251 for the year ended December 31, 2010. Amounts in prepaid expenses and other current assets at June 30, 2011 represent deposits on operating leases.

Accrued Expenses and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable for the six months ended June 30, 2011 were $31,406 and our accounts payable for the year ended December, 31, 2010 were $40,991.

The Company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it has not been necessary for the Company to separately accrue for vacation or payroll time for the quarter ended June 30, 2011. Our accrued expenses were $100,595 for the six months ended June 30, 2011 and $45,377 for the year ended December 31, 2010.

Licensing Rights

On June 1, 2011, Horiyoshi The Third Limited amended its License Agreement with Stone Corporation. As a result, the Company paid Stone Corporation consideration of $750,000 as a non-refundable entry fee into the amended license agreement. For the six months ended June 30, 2011, the $750,000 non-refundable entry fee has been capitalized as licensing rights on the balance sheet, net of accumulated amortization of $6,250. The cost of the licensing rights is begin amortized over 120 months on a straight-line basis.

For the six months ended June 30, 2011, $6,250 of amortization expense related to licensing rights has been included in cost of goods sold.

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

Note 3. Intangible Asset

	June 30, 2011	December 31, 2010
	(Unaudited)

Licensing rights	$750,000	$-

Less, accumulated amortization	(6,250)	-

Licensing rights, net	$743,750	$-

Scheduled amortization is currently estimated as follows:

2012		$75,000
2013		75,000
2014		75,000
2015		75,000
2016		75,000
Thereafter		368,750
Total		$743,750

Note 4. Subordinated Notes Payable to Related Party

As of June 30, 2011, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $146,569.

As of June 30, 2011, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $772,553.

Note 5. Related Party Transactions

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expires on May 31, 2021 and contains five extension options in five year increments. During the quarter ended June 30, 2011, as consideration for the IP rights, we paid Stone Corporation a non-refundable entry fee of $750,000 and a flat license fee of $45,000 for the month of June 2011. The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 from July 1, 2011 through May 31, 2012 with a running royalty calculated as 6% of net sales commencing on June 1, 2012 and continuing through the date of expiration.

On June 30, 2011, Horiyoshi the Third Limited entered into an Agreement For Settlement of Prepaid Assets and Forgiveness of Debt with Lonestar Capital Limited and Stone Corporation. Pursuant to the agreement, our Company absolved its rights to obtain $629,169 of prepaid assets from Stone Corporation in consideration of Lonestar Capital Limited forgiving $629,169 of indebtedness owed under our revolving line of credit.

Note 6. Share-Based Compensation and Warrants

Stock Awards

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, we provided Mr. Catroppa with 400,000 warrants to purchase equity shares at $0.50 per share. The consulting agreement is for a period of twelve months.

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on historical market prices of the Company’s common stock. The expected life of an option grant is based on management’s estimate. The fair value of each option grant is recognized as a compensation expense over the vesting period of the option on a straight line basis. The quarterly warrant expense related to the warrants issued using this estimate is $150,664 for the quarter ending June 30, 2011. The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

Six months Ended
June 30, 2011
Exercise price	$.50
Expected dividend yield	0%
Expected stock price volatility	230%
Risk-free interest rate	.29%

Note 7. Commitments and Contingencies

Operating Leases

Our executive offices, sales showroom and support staff are in the Mandel Building located at 711 S. Olive Street, #504 Los Angeles, CA 90014. The Company conducts operations under operating leases, which expire in November, 2011. Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $12,600 for the six months ended June 30, 2011. Rent expense is allocated to operating expenses in the accompanying condensed consolidated statements of operations.

Note 8. Seasonality

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

Note 9. Subsequent Events

The Company entered into an operating lease agreement for rental of a new corporate office space and warehouse. The lease has a term of 2 years and one month beginning on August 1, 2011 and ending on August 31, 2013. Base rent payments of $5,900 will be made monthly.

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

Executive Summary

For the three months ended June 30, 2011, we reported net sales of $38,003, an increase of $37,091, or 4067%, over the $912 reported for the quarter ended June 30, 2010. Gross margin increased to -84% for the quarter ended June 30, 2011 compared to -177% for the quarter ended June 30, 2010. Operating expenses, which include all selling, general and administrative costs, increased $577,508, or 763%, to $653,235 for the quarter ended June 30, 2011 as compared to $75,727 for the quarter ended June 30, 2010. Net loss for the quarter ended June 30, 2011 was $685,260 compared to net loss of $76,949 for the quarter ended June 30, 2010.

For the six months ended June 30, 2011, we reported net sales of $269,288, an increase of $116,201, or 76%, over the $153,087 reported for the six months ended June 30, 2010. Gross margin decreased to 35% for the six months ended June 30, 2011 compared to 49% for the six months ended June 30, 2010. Operating expenses, which include all selling, general and administrative costs, increased $943,858, or 437%, to $1,159,790 for the six months ended June 30, 2011 as compared to $215,932 for the six months ended June 30, 2010. Net loss for the six months ended June 30, 2011 was $1,065,833 compared to net loss of $135,242 for the six months ended June 30, 2010.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarters ended June 30, 2011 and June 30, 2010.

Operating results for the quarters and six months ended June 30, 2011 and June 30, 2010 are summarized below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenue	$38,003	$912	$269,288	$153,087
COGS	$70,084	$2,528	$175,387	$78,557
Gross Profit	$(32,081)	$(1,616)	$93,901	$74,530
Expenses	$653,235	$75,727	$1,159,790	$215,932
Other Income	$56	$394	$56	$6,160
Net Loss	$(685,260)	$(76,949)	$(1,065,833)	$(135,242)

Revenue

We earned revenues of $38,003 for the quarter ended June 30, 2011 compared to revenues of $912 for the three months ended June 30, 2010. For the six month period ended June 30, 2011 we earned revenues of $269,288 compared to $153,087 for the corresponding period in 2010. Increased revenues in the quarter and six month period can be attributed to increased awareness of Horiyoshi the Third products, intensified participation in fashion and trade shows and expansion of our sales effort to new customers. We anticipate earning increased revenues in fiscal year 2011.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2011 were $70,084 compared to $2,528 for the quarter ended June 30, 2010. Cost of goods sold represented 184% of sales for the quarter ended June 30, 2011 as compared to 277% for the quarter ended June 30, 2010. For the six month period ended June 30, 2011, cost of goods sold were $175,387 compared to $78,557 for the corresponding period in 2010. Cost of goods sold represented 65% of sales for the six month period ended June 30, 2011 as compared to 51% for the six month period ended June 30, 2010. This decrease in COGS as a percentage of sales for the quarter ended June 30, 2011 can be attributed to higher volumes of sales returns in the quarter corresponding quarter in 2010. The increase in COGS as a percentage of sales for the six months ended June 30, 2011 can be attributed to license fees, and amortization of licensing rights, being included in COGS during 2011.

Expenses

Our total expenses for the quarters and six months ended June 30, 2011 and June 30, 2010 are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Selling	$48,405	$31,648	$97,994	$39,988
General and administrative	$603,804	$43,771	$1,058,498	$175,533
Depreciation	$1,026	$308	$3,298	$411
Total expenses	$653,235	$75,727	$1,159,790	$215,932

For the quarter ended June 30, 2011, expenses increased $577,508, or 763%, to $653,235 as compared to $75,727 for the corresponding period in 2010. For the six month period ended June 30, 2011 expenses increased to $943,858, or 437%, to $1,159,790 as compared to $215,932 for the corresponding period in 2010. These increases can be attributed to significant increases in sales and marketing activities, development of new clothes lines and distribution channels, and expansion of personnel.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	December 31,	Increase/
	2011	2010	Decrease
Current Assets	$3,673,985	$6,683,824	$(3,009,839)
Current Liabilities	$1,059,827	$2,539,419	$(1,479,592)
Working Capital (deficit)	$2,614,158	$4,144,405	$(1,530,247)

Cash Flows

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2010
Net Cash Used in Operating Activities	$(983,984)	$(550,882)
Net Cash Used by Investing Activities	$(775,805)	$(4,101)
Net Cash (Used) Provided by Financing Activities	$(834,012)	$770,724
Net (Decrease) Increase in Cash During the Period	$(2,593,801)	$215,741

For the six months ended June 30, 2011, net cash used in operating activities was $983,984 as a result of changes in our working capital and a six month net loss of $1,065,833.

For the six months ended June 30, 2011, net cash used by investing activities was $775,805 as a result of purchases of furniture, computers, and office equipment, and a $750,000 payment made as a non-refundable entry fee into an amended license agreement with Stone Corporation.

For the six months ended June 30, 2011, net cash used by financing activities was $834,012 as a result of principal repayments on loans due to shareholders.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of June 30, 2011 is $2,982,330.

Prior to the $5,000,000 in equity financing in December, 2010, our Company funded some of its operations through debt financing with related party transactions.

As of June 30, 2011, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $146,569.

As of June 30, 2011, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $772,553.

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

Going Concern

For the quarter ended June 30, 2011, our Company has a loss of $685,260 and an accumulated deficit of $1,902,478. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation of inventory; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

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

Revenue recognition

Our revenue recognition policy is in accordance with US GAAP, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. We record sales upon shipment of product to customers and transfer of title under standard commercial terms.

Deferred revenue as of June 30, 2011 and December 31, 2010 were $8,704 and $18,062 respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third products.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Currently we estimate doubtful accounts to be 3% of our sales and reserves have been made accordingly each reporting period. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary and at June 30, 2011 the allowance for doubtful accounts was $19,753.

Cost of goods sold

Cost of goods sold consists of cost of purchases for resale to stores located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States. The Company purchased 100% of its merchandise for the year ended December 31, 2010 from Stone Corporation Inc. Stone Corporation Inc. is organized and operates in Japan, and is 80% owned by Lone Star Capital Limited, a Hong Kong company and our principal shareholder and 20% owned by Master Horiyoshi III. Stone manages the process of contracting manufacturers and purchasing the materials that are used to produce our clothing and other products. Stone is invoiced by the producers and suppliers and those charges pass through to Horiyoshi Worldwide, Inc. As of June 1, 2011, the Company ceased its manufacturing relationship with Stone Corporation Inc. and began sourcing from producers and suppliers directly. Our clients are required to pay all shipping costs for the delivery of their orders. As we increase product sales and require larger production runs, and move manufacturing out of Japan, we believe that our cost of goods sold as a percentage of revenue will diminish due to economies of scale.

Inventory

Inventories, consisting of finished goods and work in process, are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Prior to the quarter ended June 30, 2011, the Company carried no salable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation.

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

Dependence on and protection of Intellectual Property Rights

On June 1, 2011, Horiyoshi The Third Limited entered into an amended License Agreement with Stone Corporation for the grant of the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expires on May 31, 2021 and contains five extension options in five year increments. Stone Corporation is a Japanese corporation that is 80% owned by Lone Star Capital Limited, (a Hong Kong Company and our prinicipal shareholder), and 20% owned by Yoshihito Nakano, Master Horiyoshi III.

There is no restriction on the transferability of shares of Stone Corporation. We consider our rights under the License Agreement to be material, and as a result, termination of the License Agreement and the loss of the right to use the Licensed Intellectual Property would have a material adverse effect upon our company. We intend to devote substantial resources to the registration, maintenance, and protection of our intellectual property rights (including the Licensed Intellectual Property). However, there can be no assurance that any protective action taken by us will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent an ensuing loss of revenue or other damages. Furthermore, as we expand our intellectual property rights by producing new products, creating new trademarks, and distributing our collections in new jurisdictions, our efforts may attract third party claims that question the validity of our intellectual property rights. There can be no assurance that any such claims will not succeed in frustrating, restricting, or blocking our ability to produce certain designs or to use certain trademarks in certain countries.

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

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.3	Amendment to Share Exchange Agreement dated November 5, 2010 with Horiyoshi the Third Limited. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.4	Share Cancellation Agreement dated November 5, 2010 with Mitsuo Kojima. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.5	Share Issuance Agreement dated November 29, 2010 with Zyndy Trade Corp.

Exhibit	Description
Number
10.6	Consulting Agreement dated January 1, 2011 with Raymond A. Catroppa (Incorporated by reference from our Current Report on Form 8-K filed on February 28, 2011).
10.7*	License Agreement dated June 1, 2011between Horiyoshi The Third Limited and Stone Corporation Inc.
10.8*	Agreement For Settlement of Prepaid Assets and Forgiveness of Debt dated June 30, 2011 between Horiyoshi The Third Limited, Lonestar Capital Limited, and Stone Corporation Inc.
(21)	Subsidiaries of the Registrant
21.1	Horiyoshi the Third Limited
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HORIYOSHI WORLDWIDE INC.
(Registrant)
Dated: August 15, 2011

/s/ Mitsuo Kojima
Mitsuo Kojima
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 15, 2011	/s/ Raymond A. Catroppa
Raymond A. Catroppa, CFA
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.