Form 10-Q
period 2011-09-30
Horiyoshi Worldwide Inc.
filed 2011-11-14
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-53976

HORIYOSHI WORLDWIDE INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513655
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3113 S. Grand Avenue, Los Angeles, CA, USA	90007
(Address of principal executive offices)	(Zip Code)

(213) 741-1920
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
63,514,058 common shares issued and outstanding as of November 8, 2011

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

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS AS OF

	September 30,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$1,744,774	$5,576,131
Accounts receivable (net) of allowance for doubtful accounts of $10,852 and $1,696 as of September 30, 2011 and December 31, 2010, respectively	51,855	70,442
Prepaid expenses and other current assets	92,640	1,037,251
Inventory, net	768,326	-
Total current assets	2,657,595	6,683,824

Property and equipment, net	83,612	19,724
Licensing rights, net	725,000	-
Total assets	$3,466,207	$6,703,548

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable	$33,739	$40,991
Deferred revenue	-	18,062
Accrued expenses	32,154	45,377
Other payables	-	48,100
Due to shareholder	116,569	132,675
Related party, demand loan	737,553	2,235,734
Due to a director	-	18,480

Total current liabilities	920,015	2,539,419

Total liabilities	$920,015	$2,539,419

Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 1,081,100,000 shares authorized, 63,514,058 shares issued and outstanding as of September 30, 2011 and December 31, 2010	63,514	63,514
Additional Paid-in Capital	5,389,767	4,937,776
Stock subscription receivable	-	(516)
Accumulated deficit	(2,907,089)	(836,645)

Total stockholders' equity	2,546,192	4,164,129

Total liabilities and stockholders' equity	$3,466,207	$6,703,548

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
Revenue, net	$266,046	282,118
Cost of sales	339,559	135,087
Gross profit (loss)	(73,513)	147,031

Operating Expenses
Selling expenses	3,623	23,006
General and administrative expenses	905,681	197,918
Depreciation and amortization	22,548	282
Total operating expenses	931,852	221,206
Income (loss) from operations	(1,005,365)	(74,175)
Non-operating income
Other income	22	-
Net (loss) before income taxes	(1,005,343)	(74,175)
Income taxes	-	-

Net (loss)	$(1,005,343)	(74,175)
Basic and diluted earnings (loss) per share	$(0.02)	(0.00)
Weighted average shares of common stock outstanding – basic and diluted	63,514,058	30,000,000

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
Revenue, net	$532,860	441,365
Cost of sales	461,412	213,644
Gross profit	71,448	227,721

Operating Expenses
Selling expenses	100,070	62,995
General and administrative expenses	2,009,805	369,636
Depreciation and amortization	32,096	693
Total operating expenses	2,141,971	433,324
Income (loss) from operations	(2,070,523)	(205,603)
Non-operating income
Other income	79	-
Net (loss) before income taxes	(2,070,444)	(205,603)
Income taxes	-	-

Net (loss)	$(2,070,444)	(205,603)
Basic and diluted earnings (loss) per share	$(0.03)	(0.01)
Weighted average shares of common stock outstanding – basic and diluted	63,514,058	30,000,000

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities
Net (loss)	$(2,070,444)	$(205,603)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	32,096	693
Allowance for doubtful accounts	9,156	-
Warrants issued for services	451,991	-
Stock subscription receivable – write-off	516	-
Allowance for inventory valuation	145,655	-

Changes in operating assets and liabilities:
Accounts receivable	9,431	(170,272)
Prepaid expenses and other assets	944,611	(695,272)
Inventory	(913,981)	-
Accounts payable	(7,252)	-
Deferred revenue	(18,062)	1,753
Accrued expenses	(13,223)	(85,472)
Other payables	(48,100)	-

Net cash (used) in operating activities	(1,477,606)	(1,154,173)

Cash flows from investing activities
Purchase of equipment	(70,984)	(7,695)
Payment for licensing rights	(750,000)	-

Net cash (used) in investing activities	(820,984)	(7,695)

Cash flows from financing activities
Proceeds of loan from shareholders	-	1,186,222
Repayment of loan from shareholder	(1,532,767)	(35,000)

Net cash flows provided by (used in)
financing activities:	(1,532,767)	1,151,222

Net increase (decrease) in cash	$(3,831,357)	$(10,646)
Cash- beginning of period	5,576,131	17,721
Cash- end of period	$1,744,774	$7,075

Noncash Investing and Financing Activities:

Cancellation of supplier agreement	$629,169	$-

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

The share exchange agreement with Horiyoshi the Third Limited was subsequently amended and on November 5, 2010 the acquisition of all of the issued and outstanding common shares of Horiyoshi the Third Limited occurred. In accordance with the closing, Horiyoshi Worldwide, Inc. issued 30,000,000 shares of common stock to the former shareholders of Horiyoshi the Third Limited in exchange for the acquisition of all 10,000 Horiyoshi the Third Limited shares issued and outstanding. Upon close of the acquisition, Horiyoshi Worldwide, Inc. had a total of 60,000,526 shares issued and outstanding.

On June 15, 2011, Horiyoshi Worldwide [UK] Limited (HHWW UK) was incorporated. HHWW UK is a wholly owned subsidiary of HHWW, and is a United Kingdom Corporation. HHWW UK is the owner and operator of the Company’s first branded retail outlet.

Going Concern, Liquidity and Management's Plan

As of September 30, 2011, our Company has accumulated losses of $2,907,089 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of Horiyoshi Worldwide, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company’s main banking relationship is with HSBC Bank at branches in Los Angeles, Hong Kong, and the United Kingdom. For cash management purposes the Company concentrates its cash holdings in accounts at HSBC Bank. The balances in these accounts may exceed the federally insured limit of $250,000 per account by the Federal Deposit Insurance Corporation (FDIC). In case of bank failure, it would have a significantly negative impact on the company’s ability to continue operations.

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

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defective and unsold merchandise based on historical information. Currently we estimate returns to be approximately 1% of our sales and reserves have been made accordingly each reporting period.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Currently we estimate doubtful accounts to be approximately 3% of our sales and reserves have been made accordingly each reporting period. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss incurred in the three and nine months ended September 30, 2011, the assumed exercise of stock options was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At September 30, 2011 there were 400,000 stock options that could dilute future earnings.

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

The Company accounts for income taxes in accordance with the ASC 740-10-25, which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, it requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Prior to June 1, 2011, the Company carried no salable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation. At September 30, 2011 inventory consists of $762,196 of finished goods and $6,130 of raw materials.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of September 30, 2011 and December 31, 2010, there have been reserves of $145,655 and $0, respectively, made for inventory on hand.

Property and Equipment

Property and equipment are recorded at cost and valued at $83,612 and $19,724 at September 30, 2011 and December 31, 2010, respectively. Property and equipment consists of computer technology, software, furniture and office furnishings, and leasehold improvements. Depreciation was $7,096 for the nine months ending September 30, 2011 and $693 for the nine months ended September 30, 2010.

Prepaid Expenses and Other Current Assets

The Company realized a significant decrease in prepaid expense for the quarter ended September 30, 2011 attributed to the receipt of inventory, payments for licensing rights, and termination of manufacturing agreement with Stone Corporation, a related party.

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

On June 1, 2011, Horiyoshi The Third Limited amended its License Agreement with Stone Corporation. Pursuant to the amended license agreement, the Company holds the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expires on May 31, 2021 and contains five extension options in five year increments. During the quarter ended June 30, 2011, the Company paid Stone Corporation consideration of $750,000 as a non-refundable entry fee into the license agreement and $45,000 as a flat license fee for the month of June 2011. During the quarter ended September 30, 2011 the Company paid Stone Corporation license fees of $90,000. The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 from October1, 2011 through May 31, 2012 with a running royalty calculated as 6% of net sales commencing on June 1, 2012 and continuing through the date of expiration. On June 1, 2011, $750,000 related to the non-refundable entry fee into the license agreement was reclassified from prepaid expenses to licensing rights on the balance sheet. For the nine months ended September 30, 2011 and September 30, 2010, the amount of licensing rights capitalized on the balance sheet was $725,000, net of $25,000 of accumulated amortization, and $0, net of $0 of accumulated amortization, respectively.

On June 30, 2011 Horiyoshi The Third Limited entered into an Agreement For Settlement of Prepaid Assets and Forgiveness of Debt with Stone Corporation and Lonestar Capital Limited, a Hong Kong company and 80% owner of Stone Corporation. Pursuant to the agreement, the Company absolved its right to receive $629,169 of prepaid assets from Stone Corporation in exchange for Lonestar Capital Limited forgiving $629,169 of debt owed by the Company under its demand loan agreement. The transaction did not have an impact on net income for the nine months ended September 30, 2011.

Prepaid expenses and other current assets for the nine months ended September 30, 2011 were $92,640 and $1,037,251 for the year ended December 31, 2010. Prepaid expenses and other current assets at September 30, 2011 represent deposits on operating leases and amounts paid for goods and services yet to be received.

Accrued Expenses and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable for the nine months ended September 30, 2011 and the year ended December 31, 2010 were $33,739 and $40,991, respectively.

The Company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it has not been necessary for the Company to separately accrue for vacation or payroll time for the quarter ended September 30, 2011. Our accrued expenses were $32,154 for the nine months September 30, 2011 and $45,377 for the year ended December 31, 2010.

Licensing Rights

On June 1, 2011, Horiyoshi The Third Limited amended its License Agreement with Stone Corporation. As a result, the Company paid Stone Corporation consideration of $750,000 as a non-refundable entry fee into the amended license agreement. For the nine months ended September 30, 2011, the $750,000 non-refundable entry fee has been capitalized as licensing rights on the balance sheet, net of accumulated amortization of $25,000. The cost of the licensing rights is being amortized over 120 months on a straight-line basis.

For the nine months ended September 30, 2011, $25,000 of amortization expense related to licensing rights has been included in cost of goods sold.

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

Note 3. Intangible Asset

	September 30, 2011	December 31, 2010
	(Unaudited)
Licensing rights	$750,000	$-
Less, accumulated amortization	(25,000)	-
Licensing rights, net	$725,000	$-

Scheduled amortization is currently estimated as follows:

2012	$75,000
2013	75,000
2014	75,000
2015	75,000
2016	75,000
Thereafter	350,000
Total	$725,000

Note 4. Subordinated Notes Payable to Related Party

As of September 30, 2011 and December 31, 2010, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $116,569 and $132,675, respectively.

As of September 30, 2011 and December 31, 2010, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $737,553 and $2,235,734, respectively.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expires on May 31, 2021 and contains five extension options in five year increments. During the quarter ended September 30, 2011, as consideration for the IP rights, we paid Stone Corporation license fees of $90,000.

The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 from October 1, 2011 through May 31, 2012 with a running royalty calculated as 6% of net sales commencing on June 1, 2012 and continuing through the date of expiration.

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

Note 6. Stock-Based Compensation and Warrants

Stock Awards

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, we provided Mr. Catroppa with 400,000 warrants to purchase equity shares at $0.50 per share. The consulting agreement is for a period of twelve months.

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on historical market prices of the Company’s common stock. The expected life of an option grant is based on management’s estimate. The fair value of each option grant is recognized as a compensation expense over the vesting period of the option on a straight line basis. Warrant expense related to the warrants issued using this estimate is $150,664 for the quarter ending September 30, 2011 and $451,991 for the nine months ended September 30, 2011.

The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

Nine months Ended
September 30, 2011
Exercise price	$.50
Expected dividend yield	0%
Expected stock price volatility	230%
Risk-free interest rate	.29%

Note 7. Commitments and Contingencies

Operating Leases

Prior to the quarter ended September 30, 2011, the Company’s executive offices, sales showroom and support staff were located in the Mandel Building located at 711 S. Olive Street, #504 Los Angeles, CA 90014. These offices are leased under an operating lease which expires in November 2011.

In August 2011, the Company entered into an operating lease agreement and moved our executive offices, sales showroom, and support staff to 3113 S. Grand Avenue, Los Angeles, CA 90007. The lease has term of 2 years and one month and expires in August 2013.

In September 2011, the Company entered into an agreement to lease a building for its first retail store at 19 Connaught Street, London W2. The lease has a term of 7 years and expires at the end of August 2018. The Company accounts for this lease as an operating lease.

The Company also leases certain office equipment under operating lease agreements.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2011:

2012	$112,023
2013	89,028
2014	43,036
2015	43,036
2016	42,332
Thereafter	68,206
Total	$397,661

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $74,932 for the nine months ended September 30, 2011. Rent expense is allocated to operating expenses in the accompanying condensed consolidated statements of operations.

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

Note 9. Subsequent Events

The Company opened its first branded retail outlet in London on October 10, 2011.

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

Executive Summary

For the three months ended September 30, 2011, we reported net sales of $266,046, a decrease of $16,072, or 6%, less than the $282,118 reported for the quarter ended September 30, 2010. Gross margin decreased to -28% for the quarter ended September 30, 2011 compared to 52% for the quarter ended September 30, 2010. Operating expenses, which include all selling, general and administrative costs, increased $710,646, or 321%, to $931,852 for the quarter ended September 30, 2011 as compared to $221,206 for the quarter ended June 30, 2010. Net loss for the quarter ended September 30, 2011 was $1,005,343 compared to net loss of $74,175 for the quarter ended September 30, 2010.

For the nine months ended September 30, 2011, we reported net sales of $532,860, an increase of $91,495, or 21%, over the $441,365 reported for the nine months ended September 30, 2010. Gross margin decreased to 13% for the nine months ended September 30, 2011 compared to 52% for the nine months ended September 30, 2010. Operating expenses, which include all selling, general and administrative costs, increased $1,708,648, or 394%, to $2,141,971 for the nine months ended September 30, 2011 as compared to $443,324 for the nine months ended September 30, 2010. Net loss for the nine months ended September 30, 2011 was $2,070,444 compared to net loss of $205,603 for the nine months ended September 30, 2010.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarters ended September 30, 2011 and September 30, 2010.

Operating results for the quarters and nine months ended September 30, 2011 and September 30, 2010 are summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Revenue	$266,046	$282,118	$532,860	$441,365
COGS	$339,559	$135,087	$461,412	$213,644
Gross Profit	$(73,513)	$147,031	$71,448	$227,721
Expenses	$931,852	$221,206	$2,141,971	$433,324
Other Income	$22	$-	$79	$-
Net Loss	$(1,005,343)	$(74,175)	$(2,070,444)	$(205,603)

Revenue

We earned revenues of $266,046 for the quarter ended September 30, 2011 compared to revenues of $282,118 for the three months ended September 30, 2010. For the nine month period ended September 30, 2011 we earned revenues of $532,860 compared to $441,365 for the corresponding period in 2010. Decreased revenues in the quarter ended September 30, 2011 are the result of lower volumes of goods sold due to a product wide increase in our wholesale pricing. Increased revenues in the nine month period can be attributed to increased awareness of Horiyoshi the Third products, intensified participation in fashion and trade shows and expansion of our sales effort to new customers. These increases were realized in the quarters ended March 31, 2011 and June 30, 2011.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2011 were $339,559 compared to $135,087 for the quarter ended September 30, 2010. Cost of goods sold represented 128% of sales for the quarter ended September 30, 2011 as compared to 48% for the quarter ended September 30, 2010. For the nine month period ended September 30, 2011, cost of goods sold were $461,412 compared to $213,644 for the corresponding period in 2010. Cost of goods sold represented 87% of sales for the nine month period ended September 30, 2011 as compared to 48% for the nine month period ended September 30, 2010. This increase in COGS as a percentage of sales for the quarter ended and nine months ended September 30, 2011 can be attributed to the rising costs of production in Japan, the weakness of the United States Dollar against the Japanese Yen, and markdowns of out of season and slow moving inventory on hand.

Expenses

Our total expenses for the quarters and nine months ended September 30, 2011 and September 30, 2010 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Selling	$3,623	$23,006	$100,070	$62,995
General and administrative	$905,681	$197,918	$2,009,805	$369,636
Depreciation and amortization	$22,548	$282	$32,096	$693
Total expenses	$931,852	$221,206	$2,141,971	$433,324

For the quarter ended September 30, 2011, expenses increased $710,646, or 321%, to $931,852 as compared to $221,206 for the corresponding period in 2010. For the nine month period ended September 30, 2011 expenses increased $1,708,647, or 394%, to $2,141,971 as compared to $433,324 for the corresponding period in 2010. These increases can be attributed to significant increases in sales and marketing activities, development of new clothes lines and distribution channels, expansion of personnel, and additional costs associated with the development of our first retail outlet in London.

Liquidity and Financial Condition

Working Capital
	At	At
	September 30,	December 31,	Increase/
	2011	2010	(Decrease)
Current Assets	$2,657,595	$6,683,824	$(4,026,229)
Current Liabilities	$920,015	$2,539,419	$(1,619,404)
Working Capital (deficit)	$1,737,580	$4,144,405	$(2,406,825)

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010
Net Cash Used in Operating Activities	$(1,477,606)	$(1,154,174)
Net Cash Used by Investing Activities	$(820,984)	$(7,695)
Net Cash (Used) Provided by Financing Activities	$(1,532,767)	$1,151,222
Net (Decrease) Increase in Cash During the Period	$(3,831,357)	$(10,646)

For the nine months ended September 30, 2011, net cash used in operating activities was $1,477,606 as a result of changes in our working capital and a nine month net loss of $2,070,444.

For the nine months ended September 30, 2011, net cash used by investing activities was $820,984 as a result of purchases of furniture, computers, and office equipment, and a $750,000 payment made as a non-refundable entry fee into an amended license agreement with Stone Corporation.

For the nine months ended September 30, 2011, net cash used by financing activities was $1,532,767 as a result of principal repayments on loans due to shareholders.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of September 30, 2011 is $1,744,774.

Prior to the $5,000,000 in equity financing in December, 2010, our Company funded some of its operations through debt financing with related party transactions.

As of September 30, 2011, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $116,569.

As of September 30, 2011, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $737,553.

Plan of Operation and Cash Requirements

Our wholly-owned subsidiary, Horiyoshi the Third Limited, began selling its products in 2009. We intend to continue sales and distribution of the Horiyoshi Collection through the public company Horiyoshi Worldwide, Inc. Through our wholly-owned subsidiary, Horiyoshi Worldwide [UK] Limited, we intend to sell the Horiyoshi Collection through our own branded retail outlet. Our plan of action over the next twelve months is to continue to market and sell the Horiyoshi Luxury Collection through wholesale and retail channels, develop a line extension to be sold at a lower price point and focused on a larger market and raise additional capital financing as necessary, to grow operations.

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

Going Concern

For the quarter ended September 30, 2011, our Company has a loss of $1,005,343 and an accumulated deficit of $2,907,089. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Estimates

Our financial statements include some amounts that are based on our management's best estimates and judgments. The most significant estimates relate to the valuation allowance for accounts receivable, returns, valuation of inventory, deferred taxes and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

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

Deferred revenue as of September 30, 2011 and December 31, 2010 were $0 and $18,062 respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be approximately 1% of our sales and reserves have been made accordingly each reporting period. The percentage of sales used in the reserve calculation is based on management’s best estimate.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent.

The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Currently we estimate doubtful accounts to be approximately 3% of our sales and reserves have been made accordingly each reporting period. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary and at September 30, 2011 the allowance for doubtful accounts was approximately $10,852.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a formprepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.3	Amendment to Share Exchange Agreement dated November 5, 2010 with Horiyoshi the Third Limited. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.4	Share Cancellation Agreement dated November 5, 2010 with Mitsuo Kojima. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.5	Share Issuance Agreement dated November 29, 2010 with Zyndy Trade Corp.
10.6	Consulting Agreement dated January 1, 2011 with Raymond A. Catroppa (Incorporated by reference from our Current Report on Form 8-K filed on February 28, 2011).
10.7*	License Agreement dated June 1, 2011between Horiyoshi The Third Limited and Stone Corporation Inc.
10.8*	Agreement For Settlement of Prepaid Assets and Forgiveness of Debt dated June 30, 2011 between Horiyoshi The Third Limited, Lonestar Capital Limited, and Stone Corporation Inc.
(21)	Subsidiaries of the Registrant
21.1	Horiyoshi the Third Limited
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

Exhibit	Description
Number
31.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HORIYOSHI WORLDWIDE INC.
(Registrant)
Dated: November 11, 2011

/s/ Mitsuo Kojima
Mitsuo Kojima
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 11, 2011	/s/ Raymond A. Catroppa
Raymond A. Catroppa, CFA
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.