Form 10-K
period 2011-12-31
Horiyoshi Worldwide Inc.
filed 2012-03-30
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-53976

HORIYOSHI WORLDWIDE INC.
Exact name of registrant as specified in its charter)

Nevada	98-0513655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3113 S. Grand Avenue, Los Angeles, CA	90007
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 213.741.1920

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ] No [ x ]

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
Yes [ x ] No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2011 was $7,708,231 of common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
6,351,406 as of March 16, 2012

Cautionary Statement Regarding Forward-Looking Statements

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Horiyoshi Worldwide Inc., a Nevada corporation, and our wholly owned subsidiaries, Horiyoshi the Third Limited, a Hong Kong corporation, and Horiyoshi Worldwide [U.K] Limited, unless otherwise indicated.

Part I

Item1. Business

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

On June 21, 2010, Kranti effected a 2.1622 for one (1) forward stock split of outstanding stock. As a result, the company’s outstanding share count increased from 4,387,500 shares of common stock to 9,486,653 shares of common stock, all with a par value of $0.01. In addition, on June 21, 2010, the company changed its name to Horiyoshi Worldwide Inc. to coincide with the redirection of its business toward fashion apparel. On September 1, 2010, the company entered into a share exchange agreement with Horiyoshi the Third Limited, a Hong Kong corporation, and the shareholders of Horiyoshi the Third Limited for purchase of the company.

On November 5, 2010, President Mitsuo Kojima affected a Share Cancellation Agreement with Kranti and surrendered for cancellation all 6,486,600 shares held by him in common stock which left a total of 3,000,053 shares outstanding.

The share exchange agreement with Horiyoshi the Third Limited was subsequently amended and on November 5, 2010 the acquisition of all of the issued and outstanding common shares of Horiyoshi the Third Limited occurred. In accordance with the closing, Horiyoshi Worldwide, Inc. issued 3,000,000 shares of common stock to the former shareholders of Horiyoshi the Third Limited in exchange for the acquisition of all 1,000 Horiyoshi the Third Limited shares issued and outstanding. Upon close of the acquisition Horiyoshi Worldwide, Inc. had a total of 6,000,053 shares issued and outstanding.

On June 15, 2011, Horiyoshi Worldwide [UK] Limited (HHWW UK) was incorporated. HHWW UK is a wholly owned subsidiary of HHWW, and is a United Kingdom Corporation. HHWW UK is the owner and operator of the Company’s first branded retail outlet.

In January 2012, Horiyoshi Worldwide, Inc. enacted a 10 to1 reverse stock split which decreased the number of shares issued and outstanding to 6,351,406. All share and per share amounts have been retroactively restated to reflect the effects of this transaction.

Our fiscal year end is December 31.

Our Current Business

As of the closing date of the amended share exchange agreement on November 5, 2010, we adopted the business of fashion apparel design and distribution. Our business is currently carried on through Horiyoshi Worldwide, Inc. and our wholly owned subsidiaries, Horiyoshi the Third Limited and Horiyoshi Worldwide (UK) Limited. Currently, our principal activities are the design and production of the “Horiyoshi” and “Heroes & Demons” collections and the operation of our branded retail store in London, England. Both collections are clothing and accessories lines based on the artistry of world renowned Japanese Tattoo Master, Horiyoshi III. The business and product lines were established to capitalize on the multi-generational legacy of Horiyoshi III by offering consumers a unique collection of knit-wear, t-shirts, and personal accessories. Our products are sold both in the United States and internationally in leading premium stores, including Harvey Nichols and Saks Fifth Avenue, and in a number of boutique and speciality stores. We also sell our products through our branded retail store in London, England and through our “Horiyoshi” and “Heroes & Demons” branded websites.

To date all products in the “Horiyoshi” collection have been produced in Japan and on a limited run basis to ensure the exclusivity of the brand. All products in the “Heroes & Demons” collection have been produced in the United States.

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

Products

Our product line for the “Horiyoshi” collection currently consists of three general categories of goods: casual wear for men, casual wear for women, and unisex accessories. Our menswear collection now features knit cardigans and crew and v-neck sweaters made from wool, silk and cashmere, as well as hooded sweatshirts and t-shirts. Our women’s wear collection is highlighted by short knit dresses, tank tops, leggings and scarves. Our accessories line features a range of jewelry, including rings, earrings, bracelets and pendants.

Our product line for the “Heroes & Demons” collection currently consists of t-shirts for men.

Apparel products are generally organized into five price levels ranging from lowest to highest as follows: “budget”, “moderate”, “better”, “bridge” and “designer” or “luxury”. Our current women’s and men’s “Horiyoshi” collections retail at “designer” or “luxury” price points of approximately $140 to $160 for t-shirts, $480 to $945 for knits, $600 to $800 for hoodies, and $280 to $420 for scarves. Our current “Heroes & Demons” collection retails at “moderate” price points of approximately $50 to $75 for t-shirts.

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

Master Horiyoshi’s images are classical Japanese woodblock print motifs such as the phoenix, dragon, snakes, tigers, samurai warriors, and Buddhist gods, as well as background images of waves, clouds and various flowers. Among Horiyoshi III's published print works are the collections: “36 Ghosts”, “108 Heroes of the Suikoden”, “100 Demons”, “100 Dragons” and “58 Warriors”. Horiyoshi’s artistic genius and generosity of spirit have had a defining impact on the world of tattooing and are universally admired.

Employees

As of December 31, 2011 we had 12 employees working either full-time or part-time. None of our employees are represented by a labor union, and we consider our relations with our employees to be satisfactory.

Customers and Distribution

Our products are distributed through a growing number of non-affiliated apparel retailers worldwide, our branded retail store in London, England, and our “Horiyoshi the Third” and “Heroes & Demons” branded websites. For the year ended December 31, 2011, we had one retail distribution customer that represented greater than 10% of total sales revenue. Harvey Nichols Group Ltd., represented 10.9% of total sales revenue and 27.1% of accounts receivables for the year ended December 31, 2011. For the year ended December 31, 2010 there was one retail distribution customer representing greater than 10% of total sales revenue. Harvey Nichols Group Ltd., represented 11.1% of total sales revenue and 9.7% of accounts receivables for the year ended December 31, 2010. The balance of our revenues were derived from over 44 other retailers located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States. We have continued to diversify our retail distribution base and our concentration risk has improved markedly for the year ending December 31, 2011. We have not experienced any significant difficulties in collecting our accounts receivable in the past. Our subsidiary, Horiyoshi the Third Limited, began selling its products in 2009. Our branded retail store in London, England began operations in October 2011.

Marketing and Advertising

We market our products primarily through referrals, product presentations, and special events or openings held in cooperation with our retailers. We also receive a significant quantity of unsolicited advertising in the form of coverage in newspapers, fashion magazines and blogs, and through online retail outlets operated or affiliated with our customers. Our collections have been featured in the fashion sections of the New York and Los Angeles Times, Vogue Online, British Vogue, Marie Claire and the Sunday Times style insert among many others. As we expand our product line and increase our market presence, we intend to supplement our current advertising strategies with extensive print media image advertising designed to appeal to a specific target group of customers. The Horiyoshi and Heroes & Demons collections focus on customers with an active lifestyle and an appreciation for exclusive, artisanal clothing. We intend to capture our target market by offering apparel and accessories that combine luxury materials with the imagery and appeal of an ancient and exotic artistic tradition and sub-culture. We believe that we are uniquely positioned to appeal to our target market because of the rare and exclusive legacy encompassed by the Horiyoshi III brand and artwork.

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

Suppliers, Design, and Production

Generally, the fabric and threads used in our products manufactured in Japan is not purchased directly by us but by our contract manufacturers, while the fabrics and threads used in our products manufactured in the United States is sourced directly by us. Our contract manufacturers use high quality fabric in the manufacturing of our products. Although we do not currently have any long-term agreements in place for the supply of our fabrics, threads or other components, such high quality fabrics are currently readily available from a number of suppliers.

Our design team is responsible for the design and development of our products. We do not currently have a formal research and development effort but our design team plans to continue to develop new merchandise styles for each season.

We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have contract manufacturers in Japan for our knitwear, scarves, and some outerwear, and the United States for t-shirts and other jersey products. We believe we can meet our current production needs using these and other available contract manufacturers. These contractors purchase the fabric and materials and then sew and finish our products to our design specifications.

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

We believe that retailer and consumer demand for our products depends to a great extent on the allure and reputation of our proprietary Horiyoshi III and Heroes & Demons brands. Our management believes that future growth will be achieved by building the recognition and quality of our brand and leveraging that recognition by adding new product collections and expanding our markets for distribution.

Compliance with Government Regulation

Our products are subject to consumer protection legislation in Japan and in each other country where our products are sold, in addition to various federal, state, provincial, and regional regulatory regimes. Such regimes relate primarily to the labeling of our products designated for retail. We believe that we and our domestic and international suppliers are in full compliance with all such regulations. We have not and do not expect to incur any significant expense to comply with any regulation governing the discharge of hazardous materials or other environment protection measures.

Subsidiaries

As of December 31, 2011, we have two wholly owned subsidiaries, Horiyoshi the Third Limited, a Hong Kong company, and Horiyoshi Worldwide [UK] Limited, a United Kingdom company.

Intellectual Property

Our wholly owned subsidiary, Horiyoshi the Third Limited, is the exclusive licensee of the trademarks, product designs, and copyrighted artwork associated with the Horiyoshi and Heroes & Demons brands. All trademarks, designs and artwork used by Horiyoshi the Third Limited are owned by Stone Corporation Inc. d/b/a Stone Japan, a Japanese corporation that is 80% owned by Lone Star Capital Limited, (a Hong Kong company and our principal shareholder) and 20% owned by Yoshihito Nakano, Master Horiyoshi III. The marks, designs and artwork are licensed to Horiyoshi the Third Limited on an exclusive basis under the amended license agreement dated June 1, 2011. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expires on May 31, 2012 and contains five extension options in five year increments. We paid consideration of $750,000 as a non-refundable entry fee into the license agreement, $45,000 as a flat license fee for the month of June 2011, and $30,000 per month from July through December 2011. We will continue to pay Stone Corporation a flat monthly license fee of $30,000 through May 31, 2012 with a running royalty calculated as 6% of net sales commencing on June 1, 2012 and continuing through the date of expiration.

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

The principal trademarks used by our company to distinguish our brand are Horiyoshi™, Horiyoshi III™, Horiyoshi the Third™, and Heroes & Demons™. We also use a logo consisting of the stylized cursive letters and numeral Horiyoshi III with a slash beneath the Roman numeral “III”, alone and in combination with an ink drawn demon head and other graphics. These trademarks are the subject of civil and common law trademark rights, and pending applications throughout the world filed by Stone Japan or by us on its behalf, for use on a variety of items of apparel and apparel-related products. We intend to expand the worldwide usage and registration of our related trademarks and intellectual property. We regard the license to use the Horiyoshi trademarks and other proprietary rights in and to the trademarks, designs and artwork as valuable assets in the manufacture and marketing of our products and we will vigorously seek to protect them against infringement.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related to our Business

Dependence on Key Personnel

The future success of our company depends largely on the talents and efforts of our principal designer, Master Horiyoshi III, as well as on the talents and abilities of other key members of our team, including our Director and Chief Executive Officer and our independent contractors. Although we believe that our continued operation and growth might be sustained without the ongoing contributions of Master Horiyoshi III or of other personnel; no assurance can be given that our business would not be adversely affected if certain key members of our production team or management ceased to be active in our business. Master Horiyoshi III is also integral to our marketing efforts and his absence would have a material adverse effect on our business. We do not currently maintain key-person life insurance on the life of Master Horiyoshi III or any long term employment/retention contract.

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

We anticipate that the demand for our products will follow the cyclical patterns typical of the fashion and apparel industry. Demand for fashion and apparel products is cyclical and tends to decline in recessionary or politically or economically unstable periods, whether on a global, national or regional level. We believe that the sale of our productions, from their introduction to the retail market in 2009 through December 31, 2011, was undoubtedly hampered by a stagnant, recessionary global retail environment.

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

However, there can be no assurance that we will achieve any growth in revenues or earnings, achieve profitability, or sustain or operations, particularly if the current retail environment remains stagnant or further declines, if we fail to accurately gauge our products and production to accommodate shifting retail demand, or if our brand or products fail to achieve or maintain a competitive appeal in the marketplace.

Dependence on and protection of Intellectual Property Rights

On June 1, 2011, Horiyoshi the Third Limited entered into an amended License Agreement with Stone Corporation Inc. d/b/a (Stone Japan), for the grant of the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The agreement expires on May 31, 2012 and contains five extension options in five year increments. Stone Japan is a Japanese corporation that is 80% owned by Lone Star Capital Limited, (a Hong Kong company and our principal shareholder), and 20% owned by Yoshihito Nakano, Master Horiyoshi III, and is considered a related party.

There is no restriction on the transferability of shares of Stone Japan. We consider our rights under the License Agreement to be material, and as a result, termination of the License Agreement and the loss of the right to use the Licensed Intellectual Property would have a material adverse effect upon our company. We intend to devote substantial resources to the registration, maintenance, and protection of our intellectual property rights. However, there can be no assurance that any protective action taken by us will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent an ensuing loss of revenue or other damages. Furthermore, as we expand our intellectual property rights by producing new products, creating new trademarks, and distributing our collections in new jurisdictions, our efforts may attract third party claims that question the validity of our intellectual property rights. There can be no assurance that any such claims will not succeed in frustrating, restricting, or blocking our ability to produce certain designs or to use certain trademarks in certain countries.

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

Dependence on Certain Customers and Licenses could have a material adverse impact on our business

Certain of our retail customers have accounted for a significant portion of our gross revenues. For the year ended December 31, 2011, we had one retail distribution customer that represented greater than 10% of total sales revenue. Harvey Nichols Group Ltd., represented 10.9% of total sales revenue and 27.1% of accounts receivables for the year ended December 31, 2011. For the year ended December 31, 2010 there was one retail distribution customer representing greater than 10% of total sales revenue. Harvey Nichols Group Ltd., represented 11.1% of total sales revenue and 9.7% of accounts receivables for the year ended December 31, 2010. The balance of our revenues were derived from over 44 other retailers located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States.

We have incurred net losses since commencing business and expect losses to continue for the foreseeable future.

We had nominal revenues of $684,500 and $496,083 for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, we had incurred net losses of $2,895,995 and $595,581, respectively. We expect our losses to continue for the foreseeable future as we endeavor to grow our business. Our inability to manage or recoup our losses may impede our ability to secure additional financing or credit, and may ultimately result in the failure of our business and the loss of your investment.

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

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans, and the terms of any credit agreements that we may be party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price increases, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

Our officers, directors, and principal stockholders (greater than 5% stockholders) collectively control approximately 27% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect or delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Item 2. Properties

Our executive office is located at 3113 S. Grand Avenue, Los Angeles, CA, USA.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Mine Safety Disclosure

Not applicable.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2011	$0.03	$0.02
September 30, 2011	$0.09	$0.08
June 30, 2011	$0.28	$0.22
March 31, 2011	$1.00	$0.76
December 31, 2010	$3.25	$0.75
September 30, 2010	$N/A(2)	$N/A(2)
June 30, 2010	$N/A(2)	$N/A(2)
March 31, 2010	$N/A(2)	$N/A(2)
December 31, 2009	$N/A(2)	$N/A(2)

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

On December 31, 2011, the shareholders' list showed 6 registered shareholders and 6,351,406 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, Mr. Catroppa will act as our Chief Financial Officer at an annual base salary of $60,000. Upon execution of the consulting agreement, we provided Mr. Catroppa with 400,000 warrants to purchase equity shares at $0.50 per share. The consulting agreement was ended on December 31, 2011 and was not renewed. All warrants were fully vested and expensed as of December 31, 2011.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2011.

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

Executive Summary

Horiyoshi Worldwide, Inc. (HHWW) is a clothing and accessories design and distribution company whose products are inspired by the artwork of Japanese master tattoo artist Yoshihito Nakano - better known as Horiyoshi III. The Horiyoshi name has been internationally recognized for decades and Horiyoshi III is considered by his peers and followers as a legend in his field. The business was established September 1, 2008 to capitalize on the multi-generational legacy of the Tattoo Masters by offering consumers a unique collection of knitwear, t-shirts and accessory items. The company began selling its products in 2009. The “Horiyoshi” Collection retails at a suggested price point of approximately $140-160 for T-shirts, $480-945 for knits, $600-800 for hoodies, and $280-420 for scarves. In December 2011, the Company launched the “Heroes & Demons” collection of men’s t-shirts which retail at a suggested price point of $50-$75. The rights to the Horiyoshi III design catalogue are exclusively licensed to Horiyoshi the Third, Inc. (HTT) a wholly owned subsidiary of HHWW (“the Company”). Horiyoshi Worldwide [U.K.] Limited, another subsidiary wholly owned by HHWW, was created in 2011 and operates the Company’s first branded retail outlet in London.

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

Branded Retail Stores:

The Company opened its first branded retail store in London, England in October 2011 and will continue to look for additional opportunities to open additional branded stores in the near future. The Company believes that additional branded stores will have a positive impact on future revenues as well as brand recognition.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2011 and 2010.

Our operating results for the years ended December 31, 2011 and 2010 are summarized as follows:

	Year Ended
	December 31,
	2011	2010
Revenue	$684,500	$496,083
COGS	$591,089	$215,106
Gross Profit	$92,691	$280,977
Expenses	$2,988,916	$876,561
Net Loss	$(2,895,995)	$(595,581)

Revenue

We earned revenues of $684,500 for the year ended December 31, 2011 compared to revenues of $496,083 for the year ended December 31, 2010. Increased revenues in 2011 can be attributed to increased awareness of Horiyoshi the Third products, expansion of our sales effort to new customers, the opening of our first branded retail store, and the launch of the Heroes & Demons line.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2011 were $591,089 compared to $215,106 for the year ended December 31, 2010. Cost of goods sold in 2011 represented 86% of sales as compared to 43% in 2010. This increase in COGS as a percentage of sales can be attributed to rising costs of production in Japan, the weakness of the United States Dollar against the Japanese Yen, and markdowns of out of season and slow moving inventory on hand.

Expenses

Our total expenses for the years ended December 31, 2011 and December 31, 2010 are outlined in the table below:

	Year Ended
	December 31,
	2011	2010
General and administrative	$2,885,676	$780,694
Selling expenses	$103,240	$95,867
Total	$2,988,916	$876,561

Expenses for the years ended December 31, 2011, increased by 241% as compared to the comparative period in 2010 primarily as a result of a significant increases in sales and marketing activities, development of new clothes lines and distribution channels, expansion of personnel, and additional costs associated with the development of our first branded retail outlet in London.

Liquidity and Financial Condition

Working Capital
	At	At
	December 31,	December 31,	Change
	2011	2010
Current Assets	$2,088,044	$6,683,824	$(4,595,780)
Current Liabilities	$1,059,826	$2,539,419	$(1,479,593)
Working Capital	$1,028,218	$4,144,405	$(3,116,187)

Cash Flows
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Net Cash Used in Operating Activities	$(2,589,181)	$(1,656,548)
Net Cash Used by Investing Activities	$(867,889)	$(21,003)
Net Cash Provided by (Used In) Financing Activities	$(996,656)	$7,235,961
Net Effect of Foreign Currency Translation	$(4,655)	$-
Net Increase (Decrease) in Cash During the Period	$(4,458,381)	$5,558,410

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of December 31, 2011 is $1,117,750.

As of December 31, 2011, our company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $30,511.

As of December 31, 2011, our company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $737,553.

Plan of Operation and Cash Requirements

Our wholly-owned subsidiary, Horiyoshi the Third Limited, began selling its products in 2009. Our wholly owned subsidiary Horiyoshi Worldwide [U.K.] limited, began operating our first branded retail outlet in London in 2011. Our plan of action over the next twelve months is to continue to market and sell the Horiyoshi and Heroes & Demons collections and raise additional capital financing as necessary, to grow operations.

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

Over the next 12 months we anticipate that the company will require funds of approximately $1,700,000 to meet our working capital requirements. These funds will be required for the following initiatives.

Marketing Campaign: Including trade shows, sales events and press events

Public Relations Outreach: Hiring outside public relations consultants to increase brand recognition

Celebrity Outreach Program: Engaging certain celebrities to promote the Horiyoshi and Heroes and Demons brands to the public

Line Extension: Continue to develop additional categories of clothes and accessories

Internal Infrastructure: Evaluate personnel and systems to meet the growth needs of the company

Branded Stores: Development of additional branded retail outlets

As a result of these initiatives if we are unable to increase sales and cash flow we may not have sufficient working capital to implement our strategy and we will be forced to scale down our business plan. Over time this could cause us to curtail or suspend our operations and may eventually cause our business to fail.

Going Concern

For the year ended December 31, 2011, our company has incurred losses of $2,895,995 and has an accumulated deficit of $3,732,640. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Seasonality

To date, with the majority of the company’s revenues coming from the luxury segment there is seasonality in the revenue steam. The company attends important design shows that are focused on the Women’s and Men’s spring season and Women’s and Men’s fall season which occur in March and September. This translates into the company booking a large portion of orders and corresponding revenues in the first and third quarter on a yearly basis. However, the introduction of the Heroes and Demons collection as well as the opening of our branded retail outlet in London will serve to smooth out earnings on a yearly basis going forward.

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

Our financial statements include some amounts that are based on our management's best estimates and judgments. The most significant estimates relate to the valuation allowance for accounts receivable, returns, inventory, deferred taxes and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

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

Deferred revenue as of December 31, 2011 and December 31, 2010 were $48,435 and $18,062, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third and Heroes and Demons products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses. Currently we estimate returns to be 1% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve for the years ended December 31, 2011 and 2010 were $2,313 and $3,974, respectively.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary. At December 31, 2011 and 2010 the allowance for doubtful accounts was $8,429 and $1,696, respectively.

Cost of goods sold

Cost of goods sold consists of cost of purchases for resale to stores located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States. It also consists of cost of purchases for resale of our branded online Horiyoshi the Third and Heroes and Demons stores as well as our branded retail outlet in London. Through May 31, 2011 the Company purchased 100% of its merchandise for the from Stone Corporation Inc. Stone Corporation Inc. is organized and operates in Japan, and is 80% owned by Lone Star Capital Limited, a Hong Kong company and our principal shareholder and 20% owned by Master Horiyoshi III. Stone managed the process of contracting manufacturers and purchasing the materials that were used to produce our clothing and other products. Stone was invoiced by the producers and suppliers and passed those charges through to Horiyoshi Worldwide, Inc. As of June 1, 2011 the Company ceased its manufacturing relationship with Stone Corporation, Inc. and began sourcing from producers and suppliers directly. Our clients are required to pay all shipping costs for the delivery of their orders. As we increase product sales and require larger production runs, and move manufacturing out of Japan, we believe that our cost of goods sold as a percentage of revenue will decrease due to economies of scale.

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. Prior to June 1, 2011, the Company carried no saleable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation. At December 31, 2011 inventory consists of $816,304 of finished goods, $34,650 of work in process, and $26,298 of raw materials. Work in process inventory consists of blank t-shirts which were procured and in the process of being printed as of December 31, 2011.

The Company maintains perpetual inventory and report by product. This is updated on a daily basis upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of December 31, 2011 and 2010, there have been reserves of $108,809 and $0, respectively made for inventory on hand.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Horiyoshi Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Horiyoshi Worldwide, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011. Horiyoshi Worldwide, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horiyoshi Worldwide, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 30, 2012

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$1,117,750	5,576,131

Accounts receivable (net) of allowance for doubtful account of $8,429 and $1,696 for years ended December 31, 2011 and 2010	37,876	70,442
Prepaid expenses and other assets	55,166	1,037,251
Inventory	877,252	-
Total current assets	2,088,044	6,683,824

Property and equipment, net	125,182	19,724
Licensing rights, net	706,250	-
Total long-term assets	831,432	19,724
Total assets	$2,919,476	$6,703,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$218,458	$40,991
Deferred Revenue	48,435	18,062
Accrued expenses	24,869	45,377
Other payables	-	48,100
Due to shareholders	737,553	2,368,409
Due to a director	30,511	18,480
Total current liabilities	1,059,826	2,539,419

Total liabilities	$1,059,826	$2,539,419

Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 108,110,000 shares authorized, 6,351,406 shares issued and outstanding as of December 31, 2011 and December 31, 2010	6,351	6,351
Additional Paid-in Capital	5,597,594	4,994,939
Stock subscription receivable	-	(516)
Other comprehensive income	(4,655)	-
Accumulated deficit	(3,739,640)	(836,645)
Total stockholders' equity	1,859,650	4,164,129

Total liabilities and stockholders' equity	$2,919,476	$6,703,548

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

Revenue, net	$684,500	496,083
Cost of sales	591,809	215,106
Gross profit	92,691	280,977

Operating Expenses
Selling expenses	103,240	95,867
General and administrative expenses	2,885,676	780,694
Total operating expenses	2,988,916	876,561
Loss from operations	(2,896,225)	(595,584)
Non-operating income
Other income	230	3
Net (loss) before income taxes	(2,895,995)	(595,581)
Income taxes	-	-

Net (loss)	$(2,895, 995)	(595,581)
Foreign currency translation adjustment	(4,655)	-
Comprehensive (loss)	(2,900,650)	(595,581)
Earnings (loss) per share of common stock	$(0.46)	(0.10)
Weighted average shares of common stock outstanding[2]	6,351,406	6,045,733

The accompanying notes are an integral part of the consolidated financial statements

_____________________
2 Earnings (loss) per share of common stock and weighted average shares of common stock outstanding have been retroactively restated to reflect a 10:1 reverse stock split on January 12, 2012. These transactions are more fully described in the Notes to the Financial Statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities
Net (loss)	$(2,895,995)	$(595,581)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	12,431	1,279
Amortization	43,750	-
Bad debt expense	18,158	1,696
Warrants issued for services	602,655	-
Uncollectible stock subscription	516
Changes in operating assets and liabilities:
Accounts receivable	14,408	(72,138)
Prepaid expenses and other assets	352,916	(1,018,383)
Inventory	(877,252)	-
Accounts payable	177,467	40,991
Deferred revenue	30,373	10,515
Accrued expenses	(20,508)	(51,349)
Other payables	(48,100)	26,422
Net cash used in operating activities	(2,589,181)	(1,656,548)

Cash flows from investing activities
Purchase of equipment	(117,889)	(21,003)
Payment for licensing rights	(750,000)	-
Net cash used in investing activities	(867,889)	(21,003)
Cash flows from financing activities
Proceeds of loan from shareholders	-	2,235,961
Repayment of loan from shareholder	(989,656)	-
Distribution to directors	(7,000)	-
Issuance of Common stock for cash	-	5,000,000
Net cash flows provided by financing activities:	(996,656)	7,235,961

Effect of foreign currency translation on cash and cash equivalents	(4,655)	-
Net increase (decrease) in cash	(4,458,381)	5,558,410

Cash- beginning of period	5,576,131	17,721

Cash- end of period	$1,117,750	$5,576,131

Non-Cash Investing and Financing Activities:

Cancellation of supplier agreement	$629,169	$-

The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common		Additional	Stock	Other
	Shares	Common	Paid-in	Subscription	Comprehensive	Retained
	Outstanding	Stock	Capital	Receivable	Loss	Loss	Total

Balance, January 1, 2010	$3,000,000	$3,000	$(1,710)	$(516)	$-	$(241,064)	$(240,690)

Shares issued to existing shell shareholders in reorganization	3,000,053	3,000	(3,000)

Net loss						(595,581)	(595,581)

Issue Common Stock – December 2010	351,353	351	4,699,649				5,000,000

Balance, December 31, 2010	$6,351,406	$6,351	$4,994,939	$(516)	$-	$(836,645)	$4,164,129

Net loss						(2,895,995)	(2,895,995)

Stock subscription adjustment				516			516

Issue stock warrants			602,655				602,655

Distribution to directors						(7,000)	(7,000)

Foreign currency translation adjustment					(4,655)		(4,655)

Balance, December 31, 2011[1]	$6,351,406	$6,351	$5,597,594	$-	$(4,655)	$(3,739,640)	$1,859,650

The accompanying notes are an integral part of the financial statements

_____________________
1 The shareholders’ equity section has been retroactively restated to reflect a 10:1 reverse stock split on January 12, 2012. These transactions are more fully described in the Notes to the Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business description

Horiyoshi Worldwide, Inc. (HHWW) is a clothing and accessories design and distribution company whose products are inspired by the artwork of Japanese master tattoo artist Yoshihito Nakano - better known as Horiyoshi III. The Horiyoshi name has been internationally recognized for decades and Horiyoshi III is considered by his peers and followers as a legend in his field. The business was established September 1, 2008 to capitalize on the multi-generational legacy of the Tattoo Masters by offering consumers a unique collection of knitwear, t-shirts and accessory items. The Company began selling its products from the “Horiyoshi” collection in 2009. The “Horiyoshi” collection retails at a suggested price point of approximately $140-160 for T-shirts, $480-945 for knits, $600-800 for hoodies, and $280-420 for scarves. In 2011, the Company launched the Heroes & Demons collection of men’s t-shirts which retails at a suggested price point of approximately $60-$75. The rights to the Horiyoshi III design catalogue are exclusively licensed to Horiyoshi the Third, Inc. (HTT) a wholly owned subsidiary of HHWW (“the Company”).

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

On June 21, 2010, Kranti effected a 2.1622 for one (1) forward stock split of outstanding stock. As a result, the company’s outstanding share count increased from 4,387,500 shares of common stock to 9,486,653 shares of common stock, all with a par value of $0.01. In addition, on June 21, 2010, the company changed its name to Horiyoshi Worldwide Inc. to coincide with the redirection of its business toward fashion apparel. On September 1, 2010, the company entered into a share exchange agreement with Horiyoshi the Third Limited, a Hong Kong corporation, and the shareholders of Horiyoshi the Third Limited for purchase of the company.

On November 5, 2010, President Mitsuo Kojima affected a Share Cancellation Agreement with Kranti and surrendered for cancellation all 6,486,600 shares held by him in common stock which left a total of 3,000,053 shares outstanding.

The share exchange agreement with Horiyoshi the Third Limited was subsequently amended and on November 5, 2010 the acquisition of all of the issued and outstanding common shares of Horiyoshi the Third Limited occurred. In accordance with the closing, Horiyoshi Worldwide, Inc. issued 3,000,000 shares of common stock to the former shareholders of Horiyoshi the Third Limited in exchange for the acquisition of all 10,000 Horiyoshi the Third Limited shares issued and outstanding. Upon close of the acquisition Horiyoshi Worldwide, Inc. had a total of 6,000,053 shares issued and outstanding.

On June 15, 2011, Horiyoshi Worldwide [UK] Limited (HHWW UK) was incorporated. HHWW UK is a wholly owned subsidiary of HHWW, and is a United Kingdom Corporation. HHWW UK is the owner and operator of the Company’s first branded retail outlet, which opened in London in October 2011.

All share and per share amounts presented in the financial statements have been retroactively restated to reflect a 10:1 reverse stock split which occurred on January 12, 2012.

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Horiyoshi The Third Limited and Horiyoshi [UK] Worldwide Limited. All significant inter-company balances and transactions have been eliminated.

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

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company’s main banking relationship is with HSBC Bank at branches in Los Angeles, Hong Kong and London. For cash management purposes the company concentrates its cash holdings in accounts at HSBC Bank. The balances in these accounts may exceed the federally insured limit of $ 250,000 per account by the Federal Deposit Insurance Corporation (FDIC) in case of bank failure. This would have a significantly negative impact on the company’s ability to continue operations.

Revenue recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. We generally record sales upon shipment of product to customers and transfer of title under standard commercial terms. All sales at our branded retail outlet in London are recognized at the point of sale.

Deferred revenue as of December 31, 2011 and December 31, 2010 were $48,435 and $18,062, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third and Heroes & Demons products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be 1% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve for the years ended December 31, 2011 and 2010 were $2,313 and $3,974, respectively.

Cost of sales

Cost of goods sold consists of cost of purchases for resale to stores located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States. It also consists of cost of purchases for resale of our branded online Horiyoshi the Third and Heroes and Demons stores as well as our branded retail outlet in London. Through May 31, 2011 the Company purchased 100% of its merchandise for the from Stone Corporation Inc, a related party. Stone Corporation Inc. is organized and operates in Japan, and is 80% owned by Lone Star Capital Limited, a Hong Kong company and our principal shareholder and 20% owned by Master Horiyoshi III. Stone Corporation Inc. managed the process of contracting manufacturers and purchasing the materials that were used to produce our clothing and other products. Stone Corporation Inc. was invoiced by the producers and suppliers and passed those charges through to Horiyoshi Worldwide, Inc. As of June 1, 2011 the Company ceased its manufacturing relationship with Stone Corporation Inc. and began sourcing from producers and suppliers directly. Our customers are required to pay all shipping costs for the delivery of their orders.

Accounts receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary and at December 31, 2011 and 2010, the allowance for doubtful accounts was $8,429 and $1,696, respectively.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss during the year ended December 31, 2011, the assumed exercise of stock warrants was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At December 31, 2011 there were 400,000 stock warrants that could dilute future earnings.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

During the year ended December 31, 2011 we incurred a foreign currency translation loss of $4,655, which is included as part of accumulated other comprehensive income.

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

Inventories

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. Prior to June 1, 2011, the Company carried no saleable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation. At December 31, 2011 inventory consists of $816,304 of finished goods, $34,650 of work in process, and $26,298 of raw materials.

The Company maintains perpetual inventory and report by product. This is updated on a daily basis upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of December 31, 2011 and 2010, there have been reserves of $108,809 and $0, respectively made for inventory on hand.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Property and equipment

Property and equipment are recorded at cost and valued at $138,892 for the year ending December 31, 2011. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years, for software, and seven years for leasehold improvements for financial reporting purposes. Depreciation for the year ended December 31, 2011 and 2010 were $12,431 and $1,279 respectively.

Prepaid Expenses and Other Current Assets

The Company realized a significant decrease in prepaid expense for the year ended December 31, 2011 attributed to the receipt of inventory, payments for licensing rights, and termination of manufacturing agreement with Stone Corporation, a related party.

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

On June 1, 2011, Horiyoshi The Third Limited amended its License Agreement with Stone Corporation. Pursuant to the amended license agreement, the Company holds the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expires on May 31, 2021 and contains five extension options in five year increments. During the quarter ended June 30, 2011, the Company paid Stone Corporation consideration of $750,000 as a non-refundable entry fee into the license agreement and $45,000 as a flat license fee for the month of June 2011. During the quarter ended September 30, 2011 the Company paid Stone Corporation license fees of $90,000. The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 from October 1, 2011 through May 31, 2012 with a running royalty calculated as 6% of net sales commencing on June 1, 2012 and continuing through the date of expiration. On June 1, 2011, $750,000 related to the non-refundable entry fee into the license agreement was reclassified from prepaid expenses to licensing rights on the balance sheet. For the years ended December 31, 2011 and December 31, 2010, the amount of licensing rights capitalized on the balance sheet was $706,250, net of $43,750 of accumulated amortization, and $0, net of $0 of accumulated amortization, respectively.

On June 30, 2011 Horiyoshi The Third Limited entered into an Agreement For Settlement of Prepaid Assets and Forgiveness of Debt with Stone Corporation and Lonestar Capital Limited, a Hong Kong company and 80% owner of Stone Corporation. Pursuant to the agreement, the Company absolved its right to receive $629,169 of prepaid assets from Stone Corporation in exchange for Lonestar Capital Limited forgiving $629,169 of debt owed by the Company under its demand loan agreement. The transaction did not have an impact on net income for the year ended December 31, 2011.

Prepaid expenses and other current assets for the year ended December 31, 2011 were $62,166 and $1,037,251 for the year ended December 31, 2010. Prepaid expenses and other current assets at December 31, 2011 represent deposits on operating leases and amounts paid for goods and services yet to be received.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Accrued Expenses and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable for the years ended December 31, 2011 and 2010 were $218,458 and $40,991, respectively.

The Company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it has not been necessary for the Company to separately accrue for vacation or payroll time for the year ended December 31, 2011. Our accrued expenses were $24,869 and $45,377 for the years ended December 31, 2011 and 2010, respectively.

Licensing Rights

On June 1, 2011, Horiyoshi The Third Limited amended its License Agreement with Stone Corporation. As a result, the Company paid Stone Corporation consideration of $750,000 as a non-refundable entry fee into the amended license agreement. For the year ended December 31, 2011, the $750,000 non-refundable entry fee has been capitalized as licensing rights on the balance sheet, net of accumulated amortization of $43,570. The cost of the licensing rights is being amortized over 120 months on a straight-line basis.

For the year ended December 31, 2011, $43,750 of amortization expense related to licensing rights has been included in cost of goods sold.

Fair Value of Financial Instruments

The carrying amount reported in the accompanying consolidated balance sheets for cash, accounts receivable, inventory, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. It was not practicable to estimate the fair value of notes payable to related parties.

Segment reporting

The Company considers its operations to constitute a single segment which is the design and distribution of clothes and accessories. The company does not operate under a multiple segment reporting model.

Recent accounting pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Comprehensive Income which amends ASC Topic 220. Under the amendment, all nonowner changes in stockholders’ equity must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Retrospective adoption is required. Early adoption is permitted, because compliance with the amendments is already permitted. The Company has not elected to adopt ASU 2011-05 in its financial statements for the year ended December 31, 2011.

3. GOING CONCERN

As of December 31, 2011, our company has accumulated losses of $3,732,640 since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. INTANGIBLE ASSET

	December 31, 2011	December 31, 2010
Licensing rights	$750,000	$-
Less, accumulated amortization	(43,750)	-
Licensing rights, net	$706,250	$-

Scheduled amortization is currently estimated as follows:

2012	$75,000
2013	75,000
2014	75,000
2015	75,000
2016	75,000
Thereafter	331,250
Total	$706,250

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Furniture and equipment	$75,824	$5,453
Computers and software	21,928	7,022
Website	8,529	8,529
Leasehold improvements	32,611	-
	$138,892	$21,003
Less accumulated depreciaton	(13,710)	(1,279)

Property and equipment, net	$125,182	$19,724

Depreciation expense for the year ended December 31, 2011 and 2010 was $12,431 and $1,279, respectively.

6. SUBORDINATED NOTES PAYABLE TO RELATED PARTY

As of December 31, 2011 and December 31, 2010, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $30,511 and $94,292, respectively.

As of December 31, 2010, our Company was obligated to Eric Kyu Tae Chung, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $18,479. This loan was paid down in 2011.

As of December 31, 2010, our Company was obligated to Mitsuo Kojima, a Director and CEO of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $38,384. This loan was paid down in 2011.

As of December 31, 2011 and December 31, 2010, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $737,553 and $2,235,734, respectively.

7. RELATED PARTY TRANSACTIONS

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

7. RELATED PARTY TRANSACTIONS (CONT.)

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expires on May 31, 2021 and contains five extension options in five year increments. During the year ended December 31, 2011, as consideration for the IP rights, we paid Stone Corporation license fees of $165,000.

The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 from January 1, 2012 through May 31, 2012 with a running royalty calculated as 6% of net sales commencing on June 1, 2012 and continuing through the date of expiration.

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

8. STOCK-BASED COMPENSATION AND WARRANTS

Stock Awards

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, we provided Mr. Catroppa with 400,000 warrants to purchase equity shares at $0.50 per share. The vesting period was from January 1, 2011 to December 31, 2011. The amount is now fully vested at December 31, 2011.

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the warrant and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The expected life of a warrant grant is based on management’s estimate. The fair value of each warrant grant is recognized as a compensation expense over the vesting period of the warrant on a straight line basis. Warrant expense related to the warrants issued using this estimate was $602,655 for the year ending December 31, 2011. All warrants were vested and expensed as of December 31, 2011. There were not awards for 2010.

The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

Year Ended
December 31, 2011
Exercise price	$.50
Expected dividend yield	0%
Expected stock price volatility	230%
Risk-free interest rate	.29%

The warrants have no expiration date.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

Prior to September 30, 2011, the Company’s executive offices, sales showroom and support staff were located in the Mandel Building located at 711 S. Olive Street, #504 Los Angeles, CA 90014. These offices were leased under an operating lease which expired in November 2011.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011:

2012	$112,283
2013	89,287
2014	43,295
2015	43,295
2016	42,591
Thereafter	68,638
Total	$399,389

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $120,417 for the year ended December 31, 2011. Rent expense is allocated to operating expenses in the accompanying consolidated statements of income.

10. CONCENTRATIONS

Our products are distributed through a growing number of non-affiliated apparel retailers worldwide. For the year ended December 31, 2011, we had one retail distribution customer that represented greater than 10% of total sales revenue. Harvey Nichols Group Ltd., represented 10.9% of total sales revenue and 27.1% of accounts receivables for the year ended December 31, 2011. For the year ended December 31, 2010 there was one retail distribution customer representing greater than 10% of total sales revenue. Harvey Nichols Group Ltd., represented 11.1% of total sales revenue and 9.7% of accounts receivables for the year ended December 31, 2010. The balance of our revenues were derived from over 44 other retailers located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States.

11. SUBSEQUENT EVENTS

In January 2012, we enacted a 10 to 1 reverse stock split which decreased the number of shares issued and outstanding to 6,351,406. All share and per share amounts presented in the financial statements have been retroactively adjusted to reflect the effect of the reverse stock split.

On February 28, 2012, Raymond A. Catroppa, CFA resigned as secretary and chief financial officer of our Company. Concurrently with Mr. Catroppa’s resignation, we promoted Darren Takemoto as secretary and Chief Financial Officer to fill the ensuing vacancy.

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

No change in our internal control over financial reporting occurred during the last fiscal quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Mitsuo Kojima	President, Chief Executive Officer, Treasurer and Director	64	May 18, 2010
Darren Takemoto, CPA	Chief Financial Officer, and Secretary, Director	30	November 17, 2011
Raymond A. Catroppa, CFA	Chief Financial Officer and Secretary, Director	49	November 5, 2010, resigned as Chief Financial Officer and Secretary on February 28, 2012
Kerry Chung	Director	31	November 17, 2011

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

Darren Takemoto, CPA – Chief Financial Officer and Secretary, Director

Mr. Takemoto has extensive experience in accounting, auditing, and financial analysis that comes from the 8 years he has spent working with top firms in public accounting and capital markets such as Deloitte LLP, Gursey | Schneider LLP, and Aria Partners G.P, LLC. In 2008, he received the designation of Certified Public Accountant (CPA) from the California Board of Accountancy. He holds a B.S. in Accounting from the University of Southern California.

Raymond A. Catroppa, CFA – Director

Mr. Catroppa has an extensive background in capital markets and financial analysis that comes from the 26 years he has spent with top Wall Street firms in New York City, including Credit Suisse First Boston (CSFB), First Manhattan Corporation, Neuberger Berman and Cameron Associates. Mr. Catroppa has advised numerous public companies listed on the NASDAQ, NYSE and AMEX. In 2002, he received the designation of Chartered Financial Analyst (CFA) from the CFA Institute. He holds a B.A. in Economics from Stony Brook University and an M.B.A. in Finance from Fordham University in New York City. On February 28, 2012, Mr. Catroppa resigned from his positions as Chief Financial Officer and Secretary.

Kerry Chung – Director

Mr. Chung has extensive experience in garment manufacturing and operations management that comes from the 10 years he has spent in apparel production in Los Angeles. He graduated with honors from the University of California, San Diego with a B.S. in Management Science and holds an M.B.A. from the University of Southern California where he specialized in Operations Consulting and Finance.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, Mr. Catroppa will act as our Chief Financial Officer at an annual base salary of $60,000. Upon execution of the consulting agreement, we provided Mr. Catroppa with 400,000 warrants to purchase equity shares at $0.50 per share. The consulting agreement was for a period of twelve months and was not renewed.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

In 2008 we adopted a Code of Ethics that applies to all of our employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our President c/o Horiyoshi Worldwide Inc. at 3113 S. Grand Avenue, Los Angeles, CA 90007.

Board and Committee Meetings

Our board of directors currently consists of Mitsuo Kojima, Raymond A. Catroppa, Darren Takemoto, and Kerry Chung. The Board held no formal meetings during the year ended December 31, 2011. As the company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the company is continuing to develop a comprehensive Board of Directors and does not have a specified Audit Committee. The company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise in 2012.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 and 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Mitsuo Kojima(1) President, Chief Executive Officer, Treasurer and Director	2011 2010	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A
Raymond A. Catroppa, CFA(2) Chief Financial Officer and Secretary	2011 2010	$60,000 N/A	0 N/A	0 N/A	$602,655 N/A	0 N/A	0 N/A	0 N/A	0 N/A
Jaskarn Samra (3) Former President, Chief Executive, Officer and Director	2011 2000	0 Nil	0 Nil	0 Nil	0 Nil	0 Nil	0 Nil	0 Nil	0 Nil

(1)	Mr. Kojima was appointed President, Chief Executive Officer, Treasurer and a director of our company on May 18, 2010.

(2)	Mr. Catroppa was appointed Chief Financial Officer and Secretary of our company on November 5, 2010. He resigned on February 28, 2012.

(3)	Mr. Samra resigned as President, Chief Executive Officer and as a Director of our company on May 18, 2010.

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

2011 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

At December 31, 2011there were 400,000 warrants to purchase equity shares at $0.50 per share outstanding.

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, we provided Mr. Catroppa with 400,000 warrants to purchase equity shares at $0.50 per share. The consulting agreement was for a period of twelve months and was not renewed.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2011 there were 400,000 warrants to purchase equity shares at $0.50 per share which vested. There were no options exercised by our named officers during the year ended December 31, 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2011. As of December 31, 2011 there were 63,514,058 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

As of December 31, 2011, our company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $30,511.

As of December 31, 2011, our company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $737,553.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expires on May 31, 2021 and contains five extension options in five year increments. During the year ended December 31, 2011, as consideration for the IP rights, we paid Stone Corporation license fees of $165,000.

The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 from January 1, 2012 through May 31, 2012 with a running royalty calculated as 6% of net sales commencing on June 1, 2012 and continuing through the date of expiration.

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

Director Independence

We currently act with one (4) directors, consisting of Mitsuo Kojima, Raymond A. Catroppa, Darren Takemoto, and Kerry Chung.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$28,000	$24,600
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$28,000	$24,600

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HORIYOSHI WORLDWIDE INC.
(Registrant)

Dated: March 30, 2012	/s/ Mitsuo Kojima
Mitsuo Kojima
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 30, 2012	/s/ Darren Takemoto
Darren Takemoto, CPA
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2012	/s/ Mitsuo Kojima
Mitsuo Kojima
President, Chief Executive Officer and Director
(Principal Executive Officer)