Form 10-Q
period 2012-03-31
Horiyoshi Worldwide Inc.
filed 2012-05-15
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
6,351,406 common shares issued and outstanding as of May 8, 2012

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements as of December 31, 2011 and notes thereto contained in our Company's Form 10-K filed with the SEC on March 30, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS AS OF

	March 31,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$451,302	$1,117,750
Accounts receivable (net) of allowance for doubtful accounts of $7,531 and $8,429 as of March 31, 2012 and December 31, 2011, respectively	67,271	37,876
Prepaid expenses and other current assets	119,725	55,166
Inventory, net of reserves of $102,453 and $108,809 as of March 31, 2012, and December 31, 2011, respectively	787,879	877,252
Total current assets	1,426,177	2,088,044
Property and equipment, net	132,727	125,182
Licensing rights, net	687,500	706,250
Total assets	$2,246,404	$2,919,476
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$85,144	$218,458
Deferred revenue	456	48,435
Accrued expenses	43,330	24,869
Due to director	113,991	30,511
Due to shareholders	737,553	737,553
Total current liabilities	980,474	1,059,826
Total liabilities	$980,474	$1,059,826
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 108,110,000 shares authorized, 6,351,406 shares issued and outstanding as of March 31, 2012 and December 31, 2011	6,351	6,351
Additional Paid-in Capital	5,597,594	5,597,594
Accumulated other comprehensive income	(8,184)	(4,655)
Accumulated deficit	(4,329,831)	(3,739,640)
Total stockholders' equity	1,265,930	1,859,650
Total liabilities and stockholders' equity	$2,246,404	$2,919,476

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Revenue, net	$316,561	228,828
Cost of sales	176,111	102,847
Gross profit	140,450	125,981

Operating Expenses
Selling expenses	57,774	49,163
General and administrative expenses	651,890	454,691
Depreciation and amortization	25,428	2,699
Total operating expenses	735,092	506,553
Income (loss) from operations	(594,642)	(380,572)
Non-operating income
Other income	83	-
Foreign currency transaction gain	4,368	-
Net (loss) before income taxes	(590,191)	(380,572)
Income taxes	-	-

Net (loss)	$(590,191)	(380,572)
Foreign currency translation adjustment	(3,529)	-
Comprehensive loss	$(593,720)	$(380,572)

Basic and diluted earnings (loss) per share	$(0.09)	$(0.06)
Weighted average shares of common stock outstanding – basic and diluted	6,351,416	6,351,416

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities
Net (loss)	$(590,191)	$(380,572)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,678	2,699
Amortization	18,750	-
Allowance for doubtful accounts	(898)	5,238
Warrants issued for services	-	122,179
Foreign currency transaction gain	(4,368)

Changes in operating assets and liabilities:
Accounts receivable	(28,392)	(95,867)
Prepaid expenses and other assets	(64,455)	(707,339)
Inventory	89,373	-
Accounts payable	(133,209)	(23,273)
Deferred revenue	(47,979)	(15,084)
Accrued expenses	18,566	(17,885)
Sales returns and allowances	-	2,313
Other payables	-	(48,100)

Net cash (used) in operating activities	(736,125)	(1,155,691)

Cash flows from investing activities
Purchase of equipment	(14,222)	(10,204)

Net cash (used) in investing activities	(14,222)	(10,204)

Cash flows from financing activities
Proceeds of loan from shareholders	83,480	-
Repayment of loan from shareholder	-	(848,566)

Net cash flows provided by (used in) financing activities:	83,480	(848,566)

Effect of foreign currency translation on cash and cash equivalents	419	-

Net increase (decrease) in cash	$(666,448)	$(2,014,461)

Cash- beginning of period	1,117,750	5,576,131

Cash- end of period	$451,302	$3,561,670

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

On January 12, 2012, we enacted a 10 to 1 reverse stock split which decreased the number of shares issued and outstanding to 6,351,406. All share and per share amounts presented in the financial statements have been retroactively adjusted to reflect the effect of the reverse stock split.

Going Concern, Liquidity and Management's Plan

As of March 31, 2012, our Company has accumulated losses of $4,329,831 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of Horiyoshi Worldwide, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying unaudited Horiyoshi Worldwide, Inc. consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented.

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

Deferred revenue as of March 31, 2012 and December 31, 2011 were $456 and $48,435, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third and Heroes & Demons products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be 1% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve as of March 31, 2012 and December 31, 2011 was $2,313.

The percentage of sales used in the reserve calculation is based on management’s best estimate.

Cost of sales

Cost of goods sold consists of cost of purchases for resale to stores located in Australia, Canada, Dubai, France, the French West Indies, Italy, Japan, Kuwait, Mexico, the United Kingdom, and the United States. It also consists of cost of purchases for resale of our branded online Horiyoshi the Third and Heroes and Demons stores as well as our branded retail outlet in London. Through May 31, 2011 the Company purchased 100% of its merchandise from Stone Corporation Inc, a related party. Stone Corporation Inc. is organized and operates in Japan, and is 80% owned by Lone Star Capital Limited, a Hong Kong company and our principal shareholder and 20% owned by Master Horiyoshi III. Stone Corporation Inc. managed the process of contracting manufacturers and purchasing the materials that were used to produce our clothing and other products. Stone Corporation Inc. was invoiced by the producers and suppliers and passed those charges through to Horiyoshi Worldwide, Inc. As of June 1, 2011 the Company ceased its manufacturing relationship with Stone Corporation Inc. and began sourcing from producers and suppliers directly. Our customers are required to pay all shipping costs for the delivery of their orders.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary and at March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $7,531 and $8,429, respectively.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss incurred in the three months ended March 31, 2012, the assumed exercise of stock options was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At March 31, 2012 there were 400,000 stock warrants that could dilute future earnings.

Foreign currency transactions

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars. Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market and collect receivables from such sales. Products are generally sold in U.S. dollars or Great British pounds.

Changes to currency rates may affect the prices at which we conduct business with our vendors and our employees. Payments subject to foreign currency translation are executed at our deposit bank’s currency spot rate at the time of payment, generally at each month’s end.

The functional currency of the Company’s subsidiaries outside the U.S. is the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”).

During the quarter ended March 31, 2012 we incurred a foreign currency transaction gain of $4,368, which is included as part of net income, and a foreign currency translation loss of $3,529, which is included as part of AOCI.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Prior to June 1, 2011, the Company carried no salable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation. At March 31, 2012 inventory consists of $760,043 of finished goods and $27,836 of raw materials.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of March 31, 2012 and December 31, 2011, there have been reserves of $102,453 and $108,809, respectively, made for inventory on hand.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets for the quarter ended March 31, 2012 were $119,725 and $55,166 for the year ended December 31, 2011. Prepaid expenses and other current assets represent deposits on operating leases and amounts paid for goods and services yet to be received.

Property and Equipment

Property and equipment are recorded at cost and valued at $153,268 for the quarter ending March 31, 2012. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years, for software, and seven years for leasehold improvements for financial reporting purposes.

Licensing Rights

On June 1, 2011, Horiyoshi The Third Limited amended its License Agreement with Stone Corporation. As a result, the Company paid Stone Corporation consideration of $750,000 as a non-refundable entry fee into the amended license agreement. For the three months ended March 31, 2012, the $750,000 non-refundable entry fee has been capitalized as licensing rights on the balance sheet, net of accumulated amortization of $62,500. The cost of the licensing rights is being amortized over 120 months on a straight-line basis.

For the three months ended March 31, 2012, amortization expense related to licensing rights was $18,750.

Accrued Expenses and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable for the three months ended March 31, 2012 and the year ended December 31, 2011 were $85,144 and $218,458, respectively.

The Company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it was not necessary for the Company to separately accrue for vacation or payroll time for the quarter ended March 31, 2012. Our accrued expenses were $43,330 for the three months ended March 31, 2012 and $24,869 for the year ended December 31, 2011.

Fair Value of Financial Instruments

The carrying amount reported in the accompanying consolidated balance sheets for cash, accounts receivable, inventory, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. It was not practicable to estimate the fair value of notes payable to related parties.

Note 3. Intangible Asset

	March 31, 2012	December 31, 2011
	(Unaudited)
Licensing rights	$750,000	$750,000
Less, accumulated amortization	(62,500)	(43,750)
Licensing rights, net	$687,500	$706,250

Scheduled amortization is currently estimated as follows:

2012 - remainder of year	$56,250
2013	75,000
2014	75,000
2015	75,000
2016	75,000
Thereafter	331,250
Total	$687,500

Note 4. Subordinated Notes Payable to Related Party

As of March 31, 2012 and December 31, 2011, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $113,991 and $30,511, respectively.

As of March 31, 2012 and December 31, 2011, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $737,553.

Note 5. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Furniture and equipment	$86,902	$75,824
Computers and software	24,165	21,928
Website	8,529	8,529
Leasehold improvements	33,672	32,611
	$153,268	$138,892
Less accumulated depreciaton	(20,541)	(13,710)

Property and equipment, net	$132,727	$125,182

Depreciation expense for the quarters ended March 31, 2012 and 2011 was $6,678 and $2,699, respectively.

Note 6. Related Party Transactions

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expires on May 31, 2021 and contains five extension options in five year increments. During the quarter ended March 31, 2012, as consideration for the IP rights, we paid Stone Corporation license fees of $90,000.

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

Note 7. Stock-Based Compensation and Warrants

Stock Awards

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, we provided Mr. Catroppa with 400,000 warrants to purchase equity shares at $0.50 per share. The vesting period was from January 1, 2011 to December 31, 2011. The amount fully vested at December 31, 2011.

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the warrant and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The expected life of a warrant grant is based on management’s estimate. The fair value of each warrant grant is recognized as a compensation expense over the vesting period of the warrant on a straight line basis. All warrants were vested and expensed as of December 31, 2011. The warrants have no expiration date. There were no additional awards granted during the quarter ended March 31, 2012.

Note 8. Commitments and Contingencies

Operating Leases

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2012:

2012 - remainder of year	$84,212
2013	89,287
2014	43,295
2015	43,295
2016	42,591
Thereafter	68,638
Total	$371,318

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $41,403 and $17,820 for the quarters ended March 31, 2012 and 2011. Rent expense is allocated to operating expenses in the accompanying condensed consolidated statements of operations.

Note 9. Seasonality

To date, with the majority of the company’s revenues coming from the luxury segment there is seasonality in the revenue steam. The company attends important design shows that are focused on the Women’s and Men’s spring season and Women’s and Men’s fall season which occur in March and September. This translates into the company booking a large portion of orders and corresponding revenues in the first and third quarter on a yearly basis. However, the introduction of the Heroes and Demons collection and the opening of our branded retail outlet in London will serve to smooth out earnings on a yearly basis going forward.

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

On January 12, 2012, we enacted a 10 to 1 reverse stock split which decreased the number of shares issued and outstanding to 6,351,406. All share and per share amounts presented in the financial statements have been retroactively adjusted to reflect the effect of the reverse stock split.

Executive Summary

For the three months ended March 31, 2012, we reported net sales of $316,561, an increase of $87,733, or 38%, more than the $228,828 reported for the quarter ended March 31, 2011. Gross margin decreased to 44% for the quarter ended March 31, 2012 compared to 55% for the quarter ended March 31, 2011. Operating expenses, which include all selling, general and administrative costs, increased $228,539, or 45%, to $735,092 for the quarter ended March 31, 2012 as compared to $506,553 for the quarter ended March 31, 2011. Net loss for the quarter ended March 31, 2012 was $590,191 compared to net loss of $380,572 for the quarter ended March 31, 2011.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarters ended March 31, 2012 and March 31, 2011.

Operating results for the quarters ended March 31, 2012 and March 31, 2011 are summarized below:

	Three Months Ended
	March 31
	2012	2011
Revenue	$316,561	$228,828
COGS	$176,111	$102,847
Gross Profit	$140,450	$125,981
Expenses	$735,092	$506,553
Other Income	$83	$-
Foreign currency transaction gain	4,368	-
Net Loss	$(590,191)	$(380,572)

Revenue

We earned revenues of $316,561 for the quarter ended March 31, 2012 compared to revenues of $228,828 for the quarter ended March 31, 2011. Increased revenues can be attributed to increased awareness of Horiyoshi the Third products, expansion of our sales effort to new customers, the opening of our first branded retail store, and the launch of the Heroes & Demons line.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2012 were $176,111 compared to $102,847 for the quarter ended March 31, 2011. Cost of goods sold represented 56% of sales for the quarter ended March 31, 2012 as compared to 45% for the quarter ended March 31, 2011. This increase in COGS as a percentage of sales for the quarter ended ended March 31, 2012 can be attributed to the rising costs of production in Japan, the weakness of the United States Dollar against the Japanese Yen, and markdowns of out of season and slow moving inventory on hand.

Gross Profit

Gross profit for the quarter ended March 31, 2012 was $140,450 compared to $125,981 for the quarter ended March 31, 2011. Gross profit represented 44% of sales for the quarter ended March 31, 2012 as compared to 55% for the quarter ended March 31, 2011. This decrease in gross profit as a percentage of sales for the quarter ended March 31, 2012 can be attributed to the rising costs of production in Japan, the weakness of the United States Dollar against the Japanese Yen, and markdowns of out of season and slow moving inventory on hand.

Expenses

Our total expenses for the quarters ended March 31, 2012 and March 31, 2011 are outlined in the table below:

	Three Months Ended
	March 31
	2012	2011
Selling	$57,774	$49,163
General and administrative	$651,890	$454,691
Depreciation and amortization	$25,428	$2,699
Total expenses	$735,092	$506,553

For the quarter ended March 31, 2012, expenses increased $228,539, or 45%, to $735,092 as compared to $506,553 for the corresponding period in 2011. These increases can be attributed to significant increases in sales and marketing activities, expansion of personnel and office space, and additional costs associated with the development of our first retail outlet in London.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	December 31,
	2012	2011	Change
Current Assets	$1,426,117	$2,088,044	$(661,927)
Current Liabilities	$980,474	$1,059,826	$79,352
Working Capital	$445,643	$1,028,218	$(582,575)

Cash Flows

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
Net Cash Used in Operating Activities	$(736,125)	$(1,155,691)
Net Cash Used by Investing Activities	$(14,222)	$(10,204)
Net Cash (Used) Provided by Financing Activities	$83,480	$(848,566)
Net Effect of Foreign Currency Translation	$419	$-
Net (Decrease) Increase in Cash During the Period	$(666,448)	$(2,014,461)

For the three months ended March 31, 2012, net cash used in operating activities was $736,125 as a result of changes in our working capital and a three month net loss of $590,191.

For the three months ended March 31, 2012, net cash used by investing activities was $14,222 as a result of purchases of fixed assets.

For the three months ended March 31, 2012, net cash provided by financing activities was $83,480 as a result of loans from shareholders.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of March 31, 2012 is $451,302.

Prior to the $5,000,000 in equity financing in December 2010, our Company funded some of its operations through debt financing with related party transactions.

As of March 31, 2012, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $113,991.

As of March 31, 2012, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $737,553.

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

Going Concern

For the quarter ended March 31, 2012, our Company has a loss of $590,191 and an accumulated deficit of $4,329,831. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Seasonality

To date, with the majority of the Company’s revenues coming from the luxury segment there is seasonality in the revenue steam. The company attends important design shows that are focused on the Women’s and Men’s spring season and Women’s and Men’s fall season which occur in March and September. This translates into the Company booking a large portion of orders and corresponding revenues in the first and third quarter on a yearly basis. However, the introduction of the Heroes and Demons collection and the opening of our branded retail outlet in London will serve to smooth out earnings on a yearly basis going forward.

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

Deferred revenue as of March 31, 2012 and December 31, 2010 were $456 and $48,435, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third and Heroes & Demons products.

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

The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts and determined that a reserve is necessary and at March 31, 2012 the allowance for doubtful accounts was approximately $7,531.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Prior to June 1, 2011, the Company carried no salable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation. At March 31, 2012 inventory consists of $760,043 of finished goods and $27,836 of raw materials.

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

Item 2. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 3. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to any risk factors affecting our Company as disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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

10.3	Amendment to Share Exchange Agreement dated November 5, 2010 with Horiyoshi the Third Limited. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.4	Share Cancellation Agreement dated November 5, 2010 with Mitsuo Kojima. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.5	Share Issuance Agreement dated November 29, 2010 with Zyndy Trade Corp.
10.6	Consulting Agreement dated January 1, 2011 with Raymond A. Catroppa (Incorporated by reference from our Current Report on Form 8-K filed on February 28, 2011).
10.7*	License Agreement dated June 1, 2011between Horiyoshi The Third Limited and Stone Corporation Inc.
10.8*	Agreement For Settlement of Prepaid Assets and Forgiveness of Debt dated June 30, 2011 between Horiyoshi The Third Limited, Lonestar Capital Limited, and Stone Corporation Inc.
(21)	Subsidiaries of the Registrant
21.1	Horiyoshi the Third Limited
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

Exhibit	Description
Number
(32)	Section 1350 Certifications
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HORIYOSHI WORLDWIDE INC.
(Registrant)
Dated: May 15, 2012

/s/ Mitsuo Kojima
Mitsuo Kojima
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2012	/s/ Darren Takemoto
Darren Takemoto
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.