Form 10-Q
period 2012-06-30
Horiyoshi Worldwide Inc.
filed 2012-08-14
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)\

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
6,351,406 common shares issued and outstanding as of August 6, 2012

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements as of December 31, 2011 and notes thereto contained in our Company's Form 10-K filed with the SEC on March 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS AS OF
(UNAUDITED)

	June 30,	December 31,
	2012	2011
ASSETS

Current assets:

Cash and cash equivalents	$129,798	$1,117,750

Accounts receivable (net) of allowance for doubtful accounts of $7,531 and $8,429 as of June 30, 2012 and December 31, 2011, respectively	65,503	37,876

Prepaid expenses and other current assets	87,885	55,166

Inventory, net of reserves of $85,427 and $108,809 as of June 30, 2012, and December 31, 2011, respectively	878,645	877,252

Total current assets	1,161,831	2,088,044

Property and equipment, net	124,569	125,182

Licensing rights, net	668,750	706,250

Total assets	$1,955,150	$2,919,476

The accompanying notes are an integral part of the consolidated financial statements

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$65,298	$218,458

Deferred revenue	7,027	48,435

Accrued expenses	42,060	24,869

Due to director	108,514	30,511

Due to shareholder	1,037,553	737,553

Total current liabilities	1,260,452	1,059,826

Total liabilities	$1,260,452	$1,059,826

Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-

Common stock, $0.001 par value per share, 108,110,000 shares authorized, 6,351,406 shares issued and outstanding as of June 30, 2012 and December 31, 2011	6,351	6,351

Additional Paid-in Capital	5,597,594	5,597,594

Accumulated other comprehensive income	(988)	(4,655)

Accumulated deficit	(4,908,259)	(3,739,640)

Total stockholders' equity	694,698	1,859,650

Total liabilities and stockholders' equity	$1,955,150	$2,919,476

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Revenue, net	$146,283	38,003
Cost of sales	86,574	70,084
Gross profit (loss)	59,709	(32,081)

Operating Expenses
Selling expenses	34,946	48,405
General and administrative expenses	564,258	603,804
Depreciation and amortization	25,456	1,026
Total operating expenses	624,660	653,235
Income (loss) from operations	(564,951)	(685,316)
Non-operating income (expenses)
Other income	1	56
Foreign currency transaction gain/(loss)	(7,969)	-
Net (loss) before income taxes	(572,919)	(685,260)
Income taxes	-	-
Net (loss)	$(572,919)	(685,260)
Foreign currency translation adjustments	2,541	-
Comprehensive loss	(570,378)	(685,260)

Basic and diluted earnings (loss) per share	$(0.09)	(0.11)
Weighted average shares of common stock outstanding – basic and diluted	6,351,406	6,351,406

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Revenue, net	$462,844	269,288
Cost of sales	262,685	175,387
Gross profit	200,159	93,901

Operating Expenses
Selling expenses	92,720	97,994
General and administrative expenses	1,216,148	1,058,498
Depreciation and amortization	50,884	3,298
Total operating expenses	1,359,752	1,159,790
Income (loss) from operations	(1,159,593)	(1,065,889)
Non-operating income (expenses)
Other income	84	56
Foreign currency transaction gain/(loss)	(3,601)	-
Net (loss) before income taxes	(1,163,110)	(1,065,833)
Income taxes	-	-
Net (loss)	$(1,163,110)	(1,065,833)
Foreign currency translation adjustment	(988)	-
Comprehensive (loss)	(1,164,098)	(1,065,833)

Basic and diluted earnings (loss) per share	$(0.18)	(0.17)
Weighted average shares of common stock outstanding – basic and diluted	6,351,406	6,351,406

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities
Net (loss)	$(1,163,110)	$(1,065,833)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	13,384	9,548
Amortization	37,500	-
Allowance for doubtful accounts	(899)	18,057
Warrants Issued for Services	-	301,327
Stock subscription receivable	-	516
Foreign currency remeasurement (loss)	(4,418)	-
Changes in operating assets and liabilities:
Accounts receivable	(26,703)	(3,410)
Prepaid expenses and other assets	(58,199)	376,745
Inventory	(4)	(604,524)
Accounts payable	(96,009)	(9,585)
Deferred revenue	(41,408)	(9,358)
Accrued expenses	(13,247)	2,533
Net cash (used) in operating activities	(1,353,113)	(983,984)

Cash flows from investing activities
Purchase of equipment	(12,758)	(25,805)
Payment for licensing rights	-	(750,000)
Net cash (used) in investing activities	(12,758)	(775,805)

Cash flows from financing activities
Proceeds of loan from shareholders/ directors	378,003	-
Repayment of loan from shareholders/ directors	-	(834,012)
Net cash flows provided by (used in) financing activities:	378,003	(834,012)
Effect of foreign currency translation on cash and cash equivalents	(84)	-

Net increase (decrease) in cash	$(987,952)	$(2,593,801)
Cash- beginning of period	1,117,750	5,576,131
Cash- end of period	$129,798	$2,982,330

Noncash Investing and Financing Activities:

Cancellation of supplier agreement	$-	$629,169

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

Going Concern, Liquidity and Management's Plan

As of June 30, 2012, our Company has accumulated losses of $4,908,259 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of Horiyoshi Worldwide, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying unaudited Horiyoshi Worldwide, Inc. consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("'GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented.

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

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company's main banking relationship is with HSBC Bank at branches in Los Angeles, Hong Kong, and the United Kingdom. For cash management purposes the Company concentrates its cash holdings in accounts at HSBC Bank. The balances in these accounts may exceed the federally insured limit of $250,000 per account by the Federal Deposit Insurance Corporation (FDIC). In case of bank failure, it would have a significantly negative impact on the Company's ability to continue operations.

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

Deferred revenue as of June 30, 2012 and December 31, 2011 were $7,027 and $48,435, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third and Heroes & Demons products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be 1% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve as of June 30, 2012 and December 31, 2011 was $2,313.

The percentage of sales used in the reserve calculation is based on management's best estimate.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary and at June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $7,531 and $8,429, respectively.

Earnings (Loss) per Share

The Company presents earnings (loss) per share ("'EPS”) in accordance with ASC 260,"'Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss incurred in the three months ended June 30, 2012, the assumed exercise of stock options was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At June 30, 2012 there were 400,000 stock warrants that could dilute future earnings.

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

Changes to currency rates may affect the prices at which we conduct business with our vendors and our employees. Payments subject to foreign currency translation are executed at our deposit bank's currency spot rate at the time of payment, generally at each month's end.

The functional currency of the Company's subsidiaries outside the U.S. is the respective local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) ("'AOCI”).

During the six months ended June 30, 2012 we incurred a foreign currency transaction loss of $3,601, which is included as part of net income, and a foreign currency translation gain of $988, which is included as part of AOCI.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Prior to June 1, 2011, the Company carried no salable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation. At June 30, 2012 inventory consists of $819,441 of finished goods, $23,418 of work in process, and $121,213 of raw materials.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company's merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of June 30, 2012 and December 31, 2011, there have been reserves of $85,427 and $108,809, respectively, made for inventory on hand.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets for the quarter ended June 30, 2012 were $87,886 and $55,166 for the year ended December 31, 2011. Prepaid expenses and other current assets represent deposits on operating leases and amounts paid for goods and services yet to be received.

Property and Equipment

Property and equipment are recorded at cost and valued at $151,706 for the quarter ending June 30, 2012. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years, for software, and seven years for leasehold improvements for financial reporting purposes.

Licensing Rights

On June 1, 2011, Horiyoshi The Third Limited amended its License Agreement with Stone Corporation. As a result, the Company paid Stone Corporation consideration of $750,000 as a non-refundable entry fee into the amended license agreement. For the three months ended June 30, 2012, the $750,000 non-refundable entry fee has been capitalized as licensing rights on the balance sheet, net of accumulated amortization of $81,250. The cost of the licensing rights is being amortized over 120 months on a straight-line basis.

For the six months ended June 30, 2012, amortization expense related to licensing rights was $37,500.

Accrued Expenses and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable for the three months ended June 30, 2012 and the year ended December 31, 2011 were $65,298 and $218,458, respectively.

The Company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it was not necessary for the Company to separately accrue for vacation or payroll time for the quarter ended June 30, 2012. Our accrued expenses were $42,060 for the three months ended June 30, 2012 and $24,869 for the year ended December 31, 2011.

Fair Value of Financial Instruments

The carrying amount reported in the accompanying consolidated balance sheets for cash, accounts receivable, inventory, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. It was not practicable to estimate the fair value of notes payable to related parties.

Note 3. Intangible Asset

	June 30, 2012	December 31, 2011

Licensing rights	$750,000	$750,000

Less, accumulated amortization	(81,250)	(43,750)

Licensing rights, net	$668,750	$706,250

Scheduled amortization is currently estimated as follows:

2012 - remainder of year	$37,500
2013	75,000
2014	75,000
2015	75,000
2016	75,000
Thereafter	331,250
Total	$668,750

Note 4. Subordinated Notes Payable to Related Party

As of June 30, 2012 and December 31, 2011, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $108,514 and $30,511, respectively.

As of June 30, 2012 and December 31, 2011, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,037,553 and $737,553, respectively.

Note 5. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Furniture and equipment	$86,080	$75,824
Computers and software	24,165	21,928
Website	8,529	8,529
Leasehold improvements	32,932	32,611
	$151,706	$138,892
Less accumulated depreciaton	(27,137)	(13,710)

Property and equipment, net	$124,569	$125,182

Depreciation expense for the six months June 30, 2012 and 2011 was $13,384and $9,548, respectively.

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

The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 from October 1, 2011 through May 31, 2012 with a running royalty calculated as the greatest of 6% of net sales or $30,000 per month commencing on June 1, 2012 and continuing through the date of expiration.

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

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the warrant and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The expected life of a warrant grant is based on management’s estimate. The fair value of each warrant grant is recognized as a compensation expense over the vesting period of the warrant on a straight line basis. All warrants were vested and expensed as of December 31, 2011. The warrants have no expiration date. There were no additional awards granted during the quarter ended June 30, 2012.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2012:

2012 - remainder of year	$56,141
2013	89,287
2014	43,295
2015	43,295
2016	42,591
Thereafter	68,638
Total	$343,247

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $55,150 and $12,600 for the six months ended June 30, 2012 and 2011. Rent expense is allocated to operating expenses in the accompanying condensed consolidated statements of operations.

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

Executive Summary

For the three months ended June 30, 2012, we reported net sales of $146,283, an increase of $108,820, or 285%, more than the $38,003 reported for the quarter ended June 30, 2011. Gross margin increased to 41% for the quarter ended June 30, 2012 compared to -84% for the quarter ended June 30, 2011. Operating expenses, which include all selling, general and administrative costs, decreased $28,575, or 4%, to $624,660 for the quarter ended June 30, 2012 as compared to $653,235 for the quarter ended June 30, 2011. Net loss for the quarter ended June 30, 2012 was $572,919 compared to a net loss of $685,260 for the quarter ended June 30, 2011.

For the six months ended June 30, 2012, we reported net sales of $462,844, an increase of $193,556, or 72%, more than the $269,288 reported for the six months ended June 30, 2011. Gross margin increased to 43% for the six months ended June 30, 2012 compared to 35% for the six months ended June 30, 2011. Operating expenses, which include all selling, general and administrative costs, increased $199,962, or 17%, to $1,359,752 for the six months ended June 30, 2012 as compared to $1,159,790 for the six months ended June 30, 2011. Net loss for the six months ended June 30, 2012 was $1,163,110 compared to a net loss of $1,065,833 for the six months ended June 30, 2011.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months and six months ended June 30, 2012 and June 30, 2011.

Operating results for the three months and six months ended June 30, 2012 and June 30, 2011 are summarized below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Revenue	$146,283	$38,003	$462,844	$269,288
COGS	$86,574	$70,084	$262,685	$175,387
Gross Profit	$59,709	$(32,081)	$200,159	$93,901
Expenses	$624,660	$653,235	$1,359,752	$1,159,790
Other Income (Loss)	$(7,968)	$56	$(3,517)	$56
Net Loss	$(572,919)	$(685,260)	$(1,163,110)	$(1,065,833)

Revenue

We earned revenues of $146,283 for the three months ended June 30, 2012 compared to revenues of $38,003 for the three months June 30, 2011. For the six month period ended June 30, 2012 we earned revenues of $462,844 compared to $269,288 for the corresponding period in 2011. Increased revenues in the three month and six month periods can be attributed to increased awareness of Horiyoshi the Third products, expansion of our sales effort to new customers, the opening of our first branded retail store, and the launch of the Heroes & Demons line.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2012 were $86,574 compared to $70,084 for the three months ended June 30, 2011. Cost of goods sold represented 59% of sales for the three months ended June 30, 2012 as compared to 184% for the three months ended June 30, 2011. For the six months ended June 30, 2012, cost of goods sold were $262,685 compared to $175,387 for the corresponding period in 2011. Cost of goods sold represented 57% of sales for the six months ended June 30, 2012 as compared to 65% for the six months ended June 30, 2011. This decrease in COGS as a percentage of sales for the three months and six months ended June 30, 2012 can be attributed to cost savings from moving a portion of production from Japan to Los Angeles, smaller production quantities leading to less markdowns of slow moving inventory, and a larger volume of high margin sales generated from our branded retail store in London.

Expenses

Our total expenses for the three months and six months ended June 30, 2012 and June 30, 2011 are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Selling	$34,946	$48,405	$92,720	$97,994
General and administrative	$564,258	$603,804	$1,216,148	$1,058,498
Depreciation	$6,706	$1,026	$13,384	$3,298
Amortization	$18,750	$-	$37,500	$-
Total expenses	$624,660	$653,235	$1,359,752	$1,159,790

For the three months ended June 30, 2012, expenses decreased $28,575, or 4%, to $624,660 as compared to $653,235 for the corresponding period in 2011. This decrease can be attributed to less meal and entertainment expenses incurred in 2012. For the six months ended June 30, 2012 expenses increased $199,962, or 17%, to $1,359,752 as compared to $1,159,790 for the corresponding period in 2011. This increase can be attributed the expansion of personnel and office space and additional costs associated with the operation of our first retail outlet in London.

Liquidity and Financial Condition

Working Capital
	At	At
	June 30,	December 31,
	2012	2011	Change
Current Assets	$1,161,831	$2,088,044	$(926,213)
Current Liabilities	$1,260,452	$1,059,826	$200,626
Working Capital	$(98,621)	$1,028,218	$(1,126,839)

Cash Flows
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
Net Cash Used in Operating Activities	$(1,353,113)	$(983,984)
Net Cash Used by Investing Activities	$(12,758)	$(775,805)
Net Cash (Used) Provided by Financing Activities	$378,003	$(834,012)
Net Effect of Foreign Currency Translation	$(84)	$-
Net (Decrease) Increase in Cash During the Period	$(987,952)	$(2,593,801)

For the six months ended June 30, 2012, net cash used in operating activities was $1,353,113 as a result of changes in our working capital and a six month net loss of $1,163,110.

For the six months ended June 30, 2012, net cash used by investing activities was $12,758 as a result of purchases of fixed assets.

For the six months ended June 30, 2012, net cash provided by financing activities was $378,003 as a result of loans from shareholders.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of June 30, 2012 is $129,798.

Prior to the $5,000,000 in equity financing in December 2010, our Company funded some of its operations through debt financing with related party transactions.

As of June 30, 2012, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $108,514.

As of June 30, 2012, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,037,553.

Plan of Operation and Cash Requirements

Our wholly-owned subsidiary, Horiyoshi the Third Limited, began selling its products in 2009. Our wholly owned subsidiary Horiyoshi Worldwide [U.K.] limited, began operating our first branded retail outlet in London in 2011. Our plan of action over the next twelve months is to continue to market and sell the Horiyoshi and Heroes & Demons collections and raise additional capital financing as necessary, to grow operations. We are also developing an additional collection, "'The Thiiird”, from which we anticipate revenue in the 3rd quarter of 2012.

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

Going Concern

For the six months ended June 30, 2012, our Company has a loss of $1,163,110 and an accumulated deficit of $4,908,259. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Seasonality

To date, with the majority of the Company's revenues coming from the luxury segment there is seasonality in the revenue steam. The company attends important design shows that are focused on the Women's and Men's spring season and Women's and Men's fall season which occur in March and September. This translates into the Company booking a large portion of orders and corresponding revenues in the first and third quarter on a yearly basis. However, the introduction of the Heroes and Demons collection and the opening of our branded retail outlet in London will serve to smooth out earnings on a yearly basis going forward.

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

Deferred revenue as of June 30, 2012 and December 31, 2010 were $7,027 and $48,435, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third and Heroes & Demons products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be approximately 1% of our sales and reserves have been made accordingly each reporting period. The percentage of sales used in the reserve calculation is based on management's best estimate.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent.

The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts and determined that a reserve is necessary and at June 30, 2012 the allowance for doubtful accounts was approximately $7,531.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Prior to June 1, 2011, the Company carried no salable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation. At June 30, 2012 inventory consists of $819,441 of finished goods, $23,418 of work in process, and $121,213 of raw materials.

Income Taxes

The Company accounts for income taxes in accordance with the FASB Codification Topic 740-10-25 ("'ASC 740-10-25”), which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, it requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Item 2. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.3	Amendment to Share Exchange Agreement dated November 5, 2010 with Horiyoshi the Third Limited. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).

10.4	Share Cancellation Agreement dated November 5, 2010 with Mitsuo Kojima. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).

10.5	Share Issuance Agreement dated November 29, 2010 with Zyndy Trade Corp.

10.6	Consulting Agreement dated January 1, 2011 with Raymond A. Catroppa (Incorporated by reference from our Current Report on Form 8-K filed on February 28, 2011).

10.7	License Agreement dated June 1, 2011between Horiyoshi The Third Limited and Stone Corporation Inc.

10.8	Agreement For Settlement of Prepaid Assets and Forgiveness of Debt dated June 30, 2011 between Horiyoshi The Third Limited, Lonestar Capital Limited, and Stone Corporation Inc.

Exhibit	Description
Number

(21)	Subsidiaries of the Registrant

21.1	Horiyoshi the Third Limited

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HORIYOSHI WORLDWIDE INC.
(Registrant)
Dated: August 14, 2012

/s/ Mitsuo Kojima
Mitsuo Kojima
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2012	/s/ Darren Takemoto
Darren Takemoto
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)