Form 10-Q
period 2012-09-30
Horiyoshi Worldwide Inc.
filed 2012-11-13
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[X] YES        [_] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] YES        [_] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[_] YES        [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[_] YES        [_] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,351,406 common shares issued and outstanding as of November 12, 2012

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

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS AS OF
(UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:

Cash and cash equivalents	$44,998	$1,117,750
Accounts receivable (net) of allowance for doubtful accounts of $7,531 and $8,429 as of September 30, 2012 and December 31, 2011, respectively	172,514	37,876
Prepaid expenses and other current assets	146,365	55,166
Inventory, net of reserves of $74,111 and $108,809 as of September 30, 2012, and December 31, 2011, respectively	874,300	877,252
Total current assets	1,238,177	2,088,044

Property and equipment, net	120,914	125,182
Licensing rights, net	650,000	706,250

Total assets	$2,009,091	$2,919,476

The accompanying notes are an integral part of the consolidated financial statements

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$260,906	$218,458
Deferred revenue	512	48,435
Accrued expenses	110,159	24,869
Due to director	108,514	30,511
Due to shareholder	1,187,553	737,553
Demand loan	150,000	-
Total current liabilities	1,817,644	1,059,826

Total liabilities	$1,817,644	$1,059,826

Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 108,110,000 shares authorized, 6,351,406 shares issued and outstanding as of September 30, 2012 and December 31, 2011	6,351	6,351
Additional Paid-in Capital	5,597,594	5,597,594
Accumulated other comprehensive income	381	(4,655)
Accumulated deficit	(5,412,879)	(3,739,640)
Total stockholders' equity	191,447	1,859,650

Total liabilities and stockholders' equity	$2,009,091	$2,919,476

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
Revenue, net	$376,428	266,046
Cost of sales	193,924	339,559
Gross profit (loss)	182,504	(73,513)

Operating Expenses
Selling expenses	1,194	3,623
General and administrative expenses	656,965	905,681
Depreciation and amortization	25,581	22,548
Total operating expenses	683,740	931,852
Income (loss) from operations	(501,236)	(1,005,365)
Non-operating income (expenses)
Other income	14	22
Foreign currency transaction gain	1,778	-
Net (loss) before income taxes	(499,444)	(1,005,343)
Income taxes	-	-
Net (loss)	$(499,444)	(1,005,343)
Foreign currency translation adjustments	1,368	-
Comprehensive loss	(498,076)	(1,005,343)

Basic and diluted earnings (loss) per share	$(0.08)	(0.16)
Weighted average shares of common stock outstanding – basic and diluted	6,351,406	6,351,406

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
Revenue, net	$839,272	532,860
Cost of sales	456,608	461,412
Gross profit	382,664	71,448

Operating Expenses
Selling expenses	93,914	100,070
General and administrative expenses	1,873,113	2,009,805
Depreciation and amortization	76,465	32,096
Total operating expenses	2,043,492	2,141,971
Income (loss) from operations	(1,660,828)	(2,070,523)
Non-operating income (expenses)
Other income	98	79
Foreign currency transaction gain/(loss)	(12,128)	-
Net (loss) before income taxes	(1,672,858)	(2,070,444)
Income taxes	-	-
Net (loss)	$(1,672,858)	(2,070,444)
Foreign currency translation adjustment	381	-
Comprehensive (loss)	(1,672,477)	(2,070,444)

Basic and diluted earnings (loss) per share	$(0.26)	(0.33)
Weighted average shares of common stock outstanding – basic and diluted	6,351,406	6,351,406

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities
Net (loss)	$(1,672,858)	$(2,070,444)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	20,215	13,346
Amortization	56,250	18,750
Allowance for doubtful accounts	(899)	9,156
Warrants Issued for Services	-	451,991
Stock subscription receivable	-	516
Allowance for inventory valuation	(34,698)	145,655
Foreign currency remeasurement (loss)	(397)	-
Changes in operating assets and liabilities:
Accounts receivable	(133,485)	9,431
Prepaid expenses and other assets	(67,533)	944,611
Inventory	45,465	(913,981)
Accounts payable	(17,743)	(7,252)
Deferred revenue	(47,830)	(18,062)
Accrued expenses	115,173	(13,223)
Other payables	-	(48,100)
Net cash (used) in operating activities	(1,738,340)	(1,477,606)

Cash flows from investing activities
Purchase of equipment	(13,382)	(70,984)
Payment for licensing rights	-	(750,000)
Net cash (used) in investing activities	(13,382)	(820,984)

Cash flows from financing activities
Proceeds of loans from shareholders	530,693	-
Proceeds from demand loan	150,000
Repayment of loans from shareholders	(2,689)	(1,532,767)
Net cash flows provided by (used in) financing activities:	678,004	(1,532,767)
Effect of foreign currency translation on cash and cash equivalents	967	-

Net increase (decrease) in cash	$(1,072,751)	$(3,831,357)
Cash- beginning of period	1,117,750	5,576,131
Cash- end of period	$44,998	$1,744,774

Noncash Investing and Financing Activities:

Cancellation of supplier agreement	$-	$629,169

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

Horiyoshi Worldwide, Inc. (HHWW) is a clothing and accessories design and distribution company whose products are inspired by the artwork of Japanese master tattoo artist Yoshihito Nakano - better known as Horiyoshi III. The Horiyoshi name has been internationally recognized for decades and Horiyoshi III is considered by his peers and followers as a legend in his field. The business was established September 1, 2008 to capitalize on the multi-generational legacy of the Tattoo Masters by offering consumers a unique collection of knitwear, t-shirts and accessory items. The Company began selling its products from the “Horiyoshi” collection in 2009. The “Horiyoshi” collection retails at a suggested price point of approximately $140-160 for T-shirts, $480-945 for knits, $600-800 for hoodies, and $280-420 for scarves. In 2011, the Company launched the Heroes & Demons collection of men’s t-shirts which retails at a suggested price point of approximately $60-$75. In July 2012, the Company launched “The Thiiird” collection of men’s t-shirts, denims, sweats and hoodies. The Thiiird retails at a suggested price point of approximately $79-$97 for t-shirts, $196-$304 for denims, and $214-$293 for sweats and hoodies. The rights to the Horiyoshi III design catalogue are exclusively licensed to Horiyoshi the Third, Inc. (HTT) a wholly owned subsidiary of HHWW (“the Company”).

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

Going Concern, Liquidity and Management's Plan

As of September 30, 2012, our Company has accumulated losses of $5,412,879 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deferred revenue as of September 30, 2012 and December 31, 2011 were $512 and $48,435, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third, Heroes & Demons, and the Thiiird products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be less than 1% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve as of September 30, 2012 and December 31, 2011 was $2,313.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary and at September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $7,531 and $8,429, respectively.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Based on our stock price at September 30, 2012, the assumed exercise of stock options was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At September 30, 2012 there were 400,000 stock warrants that could dilute future earnings.

Foreign currency transactions

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars. Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market and collect receivables from such sales. Products are generally sold in U.S. dollars (USD) or British pound sterlings (GBP).

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

During the nine months ended September 30, 2012 we incurred a foreign currency transaction loss of $12,128, which is included as part of net income, and a foreign currency translation gain of $381, which is included as part of AOCI.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Prior to June 1, 2011, the Company carried no salable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation. At September 30, 2012 inventory consists of $831,401 of finished goods, $10,869 of work in process, and $106,141 of raw materials.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of September 30, 2012 and December 31, 2011, there have been reserves of $74,111 and $108,809, respectively, made for inventory on hand.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2012 were $146,365 and $55,166 for the year ended December 31, 2011. Prepaid expenses and other current assets represent deposits on operating leases and amounts paid for goods and services yet to be received.

Property and Equipment

Property and equipment are recorded at cost and valued at $155,255 as of September 30, 2012. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years, for software, and seven years for leasehold improvements for financial reporting purposes.

Accounts payable and accrued expenses

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable at September 30, 2012 and the year ended December 31, 2011 were $260,906 and $218,458, respectively.

The Company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it was not necessary for the Company to separately accrue for vacation or payroll time for the quarter ended September 30, 2012. Our accrued expenses were $110,159 at September 30, 2012 and $24,869 at December 31, 2011.

Fair Value of Financial Instruments

The carrying amount reported in the accompanying consolidated balance sheets for cash, accounts receivable, inventory, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. It was not practicable to estimate the fair value of notes payable to related parties.

Note 3. Intangible Asset

	September 30, 2012	December 31, 2011
Licensing rights	$750,000	$750,000
Less, accumulated amortization	(100,000)	(43,750)
Licensing rights, net	$650,000	$706,250

Scheduled amortization is currently estimated as follows:

2012 - remainder of year	$18,750
2013	75,000
2014	75,000
2015	75,000
2016	75,000
Thereafter	331,250
Total	$650,000

For the nine months ended September 30, 2012, amortization expense related to licensing rights was $56,250.

Note 4. Subordinated Notes Payable

As of September 30, 2012 and December 31, 2011, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $108,514 and $30,511, respectively.

As of September 30, 2012 and December 31, 2011, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,187,553 and $737,553, respectively.

On August 30, 2012, our Company entered into a credit facility agreement with AMS Holdings Limited. The credit facility has an aggregate principal amount of $300,000 and can be drawn on at any time. Any amounts outstanding are due on the demand of the lender and are non-interest bearing. As of September 30, 2012, our Company was obligated to AMS Holdings Limited for $150,000.

Note 5. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2012	December 31, 2011
Furniture and equipment	$87,292	$75,824
Computers and software	25,410	21,928
Website	8,529	8,529
Leasehold improvements	34,024	32,611
	$155,255	$138,892
Less accumulated depreciaton	(34,341)	(13,710)

Property and equipment, net	$120,914	$125,182

Depreciation expense for the nine months September 30, 2012 and 2011 was $20,215 and $7,096, respectively.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expires on May 31, 2021 and contains five extension options in five year increments. During the nine months ended September 30, 2012, as consideration for the IP rights, we recognized $270,000 of expenses related to license fees, of which $182,296 has been paid to Stone Corporation. The remaining $87,704 of license fees has been included in accrued expenses at September 30, 2012.

The Company paid Stone Corporation a flat monthly license fee of $30,000 from October 1, 2011 through May 31, 2012 with a running royalty calculated as the greatest of 6% of net sales or $30,000 per month commencing on June 1, 2012 and continuing through the date of expiration.

On September 30, 2011, Horiyoshi the Third Limited entered into an Agreement For Settlement of Prepaid Assets and Forgiveness of Debt with Lonestar Capital Limited and Stone Corporation. Pursuant to the agreement, our Company absolved its rights to obtain $629,169 of prepaid assets from Stone Corporation in consideration of Lonestar Capital Limited forgiving $629,169 of indebtedness owed under our revolving line of credit.

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

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the warrant and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The expected life of a warrant grant is based on management’s estimate. The fair value of each warrant grant is recognized as a compensation expense over the vesting period of the warrant on a straight line basis. All warrants were vested and expensed as of December 31, 2011. The warrants have no expiration date. There were no additional awards granted during the quarter ended September 30, 2012.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2012:

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2012:

2012 - remainder of year	$28,105
2013	89,425
2014	43,433
2015	43,433
2016	42,729
Thereafter	68,868
Total	$315,993

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $82,486 and $12,600 for the nine months ended September 30, 2012 and 2011. Rent expense is allocated to operating expenses in the accompanying consolidated statements of operations.

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

Overview

Horiyoshi Worldwide, Inc. (HHWW) is a clothing and accessories design and distribution company whose products are inspired by the artwork of Japanese master tattoo artist Yoshihito Nakano - better known as Horiyoshi III. The Horiyoshi name has been internationally recognized for decades and Horiyoshi III is considered by his peers and followers as a legend in his field. The business was established September 1, 2008 to capitalize on the multi-generational legacy of the Tattoo Masters by offering consumers a unique collection of knitwear, t-shirts and accessory items. The company began selling its products in 2009. The “Horiyoshi” Collection retails at a suggested price point of approximately $140-160 for T-shirts, $480-945 for knits, $600-800 for hoodies, and $280-420 for scarves. In December 2011, the Company launched the “Heroes & Demons” collection of men’s t-shirts which retail at a suggested price point of $50-$75. In July 2012, the Company launched “The Thiiird” collection of men’s t-shirts, denims, sweats and hoodies. The Thiiird retails at a suggested price point of approximately $79-$97 for t-shirts, $196-$304 for denims, and $214-$293 for sweats and hoodies. The rights to the Horiyoshi III design catalogue are exclusively licensed to Horiyoshi the Third, Inc. (HTT) a wholly owned subsidiary of HHWW (“the Company”). Horiyoshi Worldwide [U.K.] Limited, another subsidiary wholly owned by HHWW, was created in 2011 and operates the Company’s first branded retail outlet in London.

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

Executive Summary

For the three months ended September 30, 2012, we reported net sales of $376,428, an increase of $110,382, or 41%, more than the $266,046 reported for the quarter ended September 30, 2011. Gross margin increased to 48% for the quarter ended September 30, 2012 compared to -28% for the quarter ended September 30, 2011. Operating expenses, which include all selling, general and administrative costs, decreased $248,112, or 27%, to $638,740 for the quarter ended September 30, 2012 as compared to $931,852 for the quarter ended September 30, 2011. Net loss for the quarter ended September 30, 2012 was $499,444 compared to a net loss of $1,005,343 for the quarter ended September 30, 2011.

For the nine months ended September 30, 2012, we reported net sales of $839,272, an increase of $306,412, or 58%, more than the $532,860 reported for the nine months ended September 30, 2011. Gross margin increased to 46% for the nine months ended September 30, 2012 compared to 13% for the nine months ended September 30, 2011. Operating expenses, which include all selling, general and administrative costs, decreased $98,479, or 5%, to $2,043,492 for the nine months ended September 30, 2012 as compared to $2,141,971 for the nine months ended September 30, 2011. Net loss for the nine months ended September 30, 2012 was $1,672,858 compared to a net loss of $2,070,444 for the nine months ended September 30, 2011.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months and nine months ended September 30, 2012 and September 30, 2011.

Operating results for the three months and nine months ended September 30, 2012 and September 30, 2011 are summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Revenue	$376,428	$266,046	$839,272	$532,860
COGS	$193,924	$339,559	$456,608	$461,412
Gross Profit	$182,504	$(73,513)	$382,664	$71,448
Expenses	$683,740	$931,852	$2,043,492	$2,141,971
Other Income (Loss)	$1,792	$22	$(12,030)	$79
Net Loss	$(499,444)	$(1,005,343)	$(1,672,858)	$(2,070,444)

Revenue

We earned revenues of $376,428 for the three months ended September 30, 2012 compared to revenues of $266,046 for the three months September 30, 2011. For the nine month period ended September 30, 2012 we earned revenues of $839,272 compared to $532,860 for the corresponding period in 2011. Increased revenues in the three month and nine month periods can be attributed to increased awareness of Horiyoshi the Third products, expansion of our sales effort to new customers, the opening of our first branded retail store, and the launch of the Heroes & Demons and the Thiiird lines.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2012 were $193,924 compared to $339,559 for the three months ended September 30, 2011. Cost of goods sold represented 52% of sales for the three months ended September 30, 2012 as compared to 128% for the three months ended September 30, 2011. For the nine months ended September 30, 2012, cost of goods sold were $456,608 compared to $461,412 for the corresponding period in 2011. Cost of goods sold represented 54% of sales for the nine months ended September 30, 2012 as compared to 87% for the nine months ended September 30, 2011. This decrease in COGS as a percentage of sales for the three months and nine months ended September 30, 2012 can be attributed to cost savings from moving a portion of production from Japan to Los Angeles, smaller production quantities leading to less markdowns of slow moving inventory, and a larger volume of high margin sales generated from our branded retail store in London.

Expenses

Our total expenses for the three months and nine months ended September 30, 2012 and September 30, 2011 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Selling	$1,194	$3,623	$93,914	$100,070
General and administrative	$656,965	$905,681	$1,873,113	$2,009,805
Depreciation	$6,831	$3,798	$20,215	$7,096
Amortization	$18,750	$18,750	$56,250	$25,000
Total expenses	$683,740	$931,852	$2,043,492	$2,141,971

For the three months ended September 30, 2012, expenses decreased $248,112, or 27%, to $683,740 as compared to $931,852 for the corresponding period in 2011. This decrease can be attributed to a decrease in promotional inventory gifting and stock compensation expense incurred in 2012. For the nine months ended September 30, 2012 expenses decreased $98,479, or 5%, to $2,043,492 as compared to $2,141,971 for the corresponding period in 2011. This decrease can be attributed large decreases in promotional inventory gifting and stock compensation expense offset by the expansion of personnel and office space and additional costs associated with the operation of our first retail outlet in London.

Liquidity and Financial Condition

Working Capital

	At	At
	September 30,	December 31,
	2012	2011	Change
Current Assets	$1,238,177	$2,088,044	$(849,867)
Current Liabilities	$1,817,644	$1,059,826	$757,818
Working Capital	$(579,467)	$1,028,218	$(1,607,685)

Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2011
Net Cash Used in Operating Activities	$(1,738,340)	$(1,477,606)
Net Cash Used by Investing Activities	$(13,382)	$(820,984)
Net Cash (Used) Provided by Financing Activities	$678,004	$(1,532,767)
Net Effect of Foreign Currency Translation	$967	$-
Net (Decrease) Increase in Cash During the Period	$(1,072,751)	$(3,831,357)

For the nine months ended September 30, 2012, net cash used in operating activities was $1,738,340 as a result of changes in our working capital and a nine month net loss of $1,672,858.

For the nine months ended September 30, 2012, net cash used by investing activities was $13,382 as a result of purchases of fixed assets.

For the nine months ended September 30, 2012, net cash provided by financing activities was $678,004 as a result of proceeds of loans from shareholders and additional demand loans.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of September 30, 2012 is $44,998.

Prior to the $5,000,000 in equity financing in December 2010, our Company funded some of its operations through debt financing with related party transactions.

As of September 30, 2012, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $108,514.

As of September 30, 2012, our Company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $1,187,553.

As of September 30, 2012, our Company was obligated to AMS Holdings Limited, for a non-interest bearing demand loan with a balance of $150,000.

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

Going Concern

For the nine months ended September 30, 2012, our Company has a loss of $1,672,858 and an accumulated deficit of $5,412,879. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Seasonality

To date, with the majority of the Company’s revenues coming from the luxury segment there is seasonality in the revenue steam. The company attends important design shows that are focused on the Women’s and Men’s spring season and Women’s and Men’s fall season which occur in March and September. This translates into the Company booking a large portion of orders and corresponding revenues in the first and third quarter on a yearly basis. However, the introduction of the Heroes and Demons and the Thiiird collections and the opening of our branded retail outlet in London will serve to smooth out earnings on a yearly basis going forward.

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

Deferred revenue as of September 30, 2012 and December 31, 2011 were $512 and $48,435, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third, Heroes & Demons, and the Thiiird products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be less than 1% of our sales and reserves have been made accordingly each reporting period. The percentage of sales used in the reserve calculation is based on management’s best estimate.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent.

The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts and determined that a reserve is necessary and at September 30, 2012 the allowance for doubtful accounts was approximately $7,531.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Prior to June 1, 2011, the Company carried no salable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation. At September 30, 2012 inventory consists of $831,401 of finished goods, $10,869 of work in process, and $106,141 of raw materials.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

HORIYOSHI WORLDWIDE INC.
(Registrant)

Dated: November 14, 2012	/s/ Mitsuo Kojima
Mitsuo Kojima
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2012	/s/ Darren Takemoto
Darren Takemoto
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.