Form 10-K
period 2012-12-31
Horiyoshi Worldwide Inc.
filed 2013-04-15
CIK 1396118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-53976

HORIYOSHI WORLDWID INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0513655 (I.R.S. Employer Identification No.)
3113 S. Grand Avenue, Los Angeles, California (Address of principal executive offices)	90007 (Zip Code)

Registrant’s telephone number, including area code: (213) 741-1920

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐   No ☑

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2012 was $502,711 of common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

 As of April 8, 2013, the issuer had 807,114 outstanding shares of Common Stock.

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

On June 21, 2010, Kranti effected a 2.1622 for one (1) forward stock split of outstanding stock. As a result, the company’s outstanding share count increased from 365,625 shares of common stock to 790,554 shares of common stock, all with a par value of $0.01. In addition, on June 21, 2010, the company changed its name to Horiyoshi Worldwide Inc. to coincide with the redirection of its business toward fashion apparel. On September 1, 2010, the company entered into a share exchange agreement with Horiyoshi the Third Limited, a Hong Kong corporation, and the shareholders of Horiyoshi the Third Limited for purchase of the company.

On November 5, 2010, then President, Mitsuo Kojima affected a Share Cancellation Agreement with Kranti and surrendered for cancellation all 540,550 shares held by him in common stock which left a total of 250,004 shares outstanding.

The share exchange agreement with Horiyoshi the Third Limited was subsequently amended and on November 5, 2010 the acquisition of all of the issued and outstanding common shares of Horiyoshi the Third Limited occurred. In accordance with the closing, Horiyoshi Worldwide, Inc. issued 250,000 shares of common stock to the former shareholders of Horiyoshi the Third Limited in exchange for the acquisition of all 83 Horiyoshi the Third Limited shares issued and outstanding. Upon close of the acquisition Horiyoshi Worldwide, Inc. had a total of 500,004 shares issued and outstanding.

On June 15, 2011, Horiyoshi Worldwide [UK] Limited (HHWW UK) was incorporated. HHWW UK is a wholly owned subsidiary of HHWW, and is a United Kingdom Corporation. HHWW UK is the owner and operator of the Company’s first branded retail outlet.

On January 12, 2012, Horiyoshi Worldwide, Inc. enacted a 10 to1 reverse stock split which decreased the number of shares issued and outstanding to 529,284.

In March 2013, the management and directors of Horiyoshi Worldwide, Inc. authorized the conversion of $50,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.015. This transaction increased the number of shares issued and outstanding to 807,114.

In April 2013, Horiyoshi Worldwide, Inc. enacted a 12 to 1 reverse stock split which decreased the number of shares issued and outstanding to 807,114. All share and per share amounts have been retroactively restated to reflect the effects of this transaction.

Our fiscal year end is December 31.

Our Current Business

As of the closing date of the amended share exchange agreement on November 5, 2010, we adopted the business of fashion apparel design and distribution. Our business is currently carried on through Horiyoshi Worldwide, Inc. and our wholly owned subsidiaries, Horiyoshi the Third Limited and Horiyoshi Worldwide (UK) Limited. Currently, our principal activities are the design and production of the “Horiyoshi”, “The Thiiird”, and “Heroes & Demons” collections and the operation of our branded retail store in London, England. All three collections are clothing and accessories lines based on, or inspired by, the artistry of world renowned Japanese Tattoo Master, Horiyoshi III. The business and product lines were established to capitalize on the multi-generational legacy of Horiyoshi III by offering consumers a unique collection of knit-wear, t-shirts, denims, sweats and other personal accessories. Our products are sold both in the United States and internationally in leading premium stores, including Harvey Nichols, Barney’s and Saks Fifth Avenue, and in a number of boutique and speciality stores. We also sell our products through our branded retail store in London, England and through our “Horiyoshi”, “The Thiiird” and “Heroes & Demons” branded websites.

To date all products in the “Horiyoshi”, “The Thiiird”, and “Heroes & Demons” collections have been produced in Japan and Los Angeles on a limited run basis to ensure the exclusivity of the brand.

Operating Strategy

Since we began our apparel business in 2009 we have employed the following operating strategies:

•	Development of Brand Recognition: Capitalizing upon and building the global name recognition and distinctive brand image of Horiyoshi the Third in the luxury casual apparel market.
•	Accessing global distribution networks for luxury fashion apparel: Establishing relationships with luxury retailers across global markets in order to increase the breadth of our distribution channels.
•	Maintaining Brand Exclusivity and
•	Consistency: Maintaining and building the exclusivity of our brand through controlled product selection, retail distribution, and strategic marketing and media exposure. To reinforce and build a global image of exclusivity and appeal, we sell through a limited number of stores, including better department stores (such as Harvey Nichols Worldwide, Barney’s and Saks Fifth Avenue) large speciality stores (such as Browns, London), and better boutiques catering to affluent, fashion-conscious customers (such as Leone in Vancouver, British Columbia and Maxfield in Los Angeles, California). Consistent with our operating philosophy, we intend to maintain strict control over design, quality, advertising, marketing and distribution of our products, as well as licensing of our trademarks and signature artwork.

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

5

Products

Our product line for the “Horiyoshi” collection currently consists of two general categories of goods: casual wear for women and unisex accessories. Our women’s wear collection is highlighted by short knit dresses, tank tops, and leggings. Our accessories line features scarves and a range of jewelry, including rings, earrings, bracelets and pendants.

Our product line for “The Thiiird” collection currently consists of men’s denim, t-shirts, hoodies, sweats and jackets.

Our product line for the “Heroes & Demons” collection currently consists of t-shirts and hoodies for men.

Apparel products are generally organized into five price levels ranging from lowest to highest as follows: “budget”, “moderate”, “better”, “bridge” and “designer” or “luxury”. Our current women’s “Horiyoshi” collections retail at “designer” or “luxury” price points of approximately $140 to $160 for t-shirts, $480 to $945 for knits, $600 to $800 for hoodies, and $280 to $420 for scarves. Our current “The Thiiird” collection retails at “designer” price points of $200 to $400 for denim, $115 to $140 for t-shirts, $270 to $365 for hoodies and sweats, $700 to $1000 for jackets. Our current “Heroes & Demons” collection retails at “moderate” price points of approximately $50 to $75 for t-shirts.

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

Employees

As of December 31, 2012 we had 14 employees working either full-time or part-time. None of our employees are represented by a labor union, and we consider our relations with our employees to be satisfactory.

Customers and Distribution

Our products are distributed through a growing number of non-affiliated apparel retailers worldwide, our branded retail store in London, England, and our “Horiyoshi the Third”, “The Thiiird”, and “Heroes & Demons” branded websites. For the year ended December 31, 2012, there were not any retail distribution customers that represented greater 10% of total sales revenue. For the year ended December 31, 2011 there was one retail distribution customer representing greater than 10% of total sales revenue. Harvey Nichols Group Ltd., represented 10.9% of total sales revenue and 27.1% of accounts receivables for the year ended December 31, 2011. The balance of our revenues were derived from over 48 other retailers located in Canada, Dubai, France, Italy, Japan, Kuwait, Mexico, Saudi Arabia, Russia, Hong Kong the United Kingdom, and the United States. We have continued to diversify our retail distribution base and our concentration risk has improved markedly for the year ending December 31, 2012. We have not experienced any significant difficulties in collecting our accounts receivable in the past. Our subsidiary, Horiyoshi the Third Limited, began selling its products in 2009. Our branded retail store in London, England began operations in October 2011.

Marketing and Advertising

We market our products primarily through referrals, product presentations, and special events or openings held in cooperation with our retailers. We also receive a significant quantity of unsolicited advertising in the form of coverage in newspapers, fashion magazines and blogs, and through online retail outlets operated or affiliated with our customers. Our collections have been featured in the fashion sections of the New York and Los Angeles Times, Vogue Online, British Vogue, Marie Claire and the Sunday Times style insert among many others. As we expand our product line and increase our market presence, we intend to supplement our current advertising strategies with extensive print media image advertising designed to appeal to a specific target group of customers. The Horiyoshi, The Thiiird, and Heroes & Demons collections focus on customers with an active lifestyle and an appreciation for exclusive, artisanal clothing. We intend to capture our target market by offering apparel and accessories that combine luxury materials with the imagery and appeal of an ancient and exotic artistic tradition and sub-culture. We believe that we are uniquely positioned to appeal to our target market because of the rare and exclusive legacy encompassed by the Horiyoshi III brand and artwork.

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

Suppliers, Design, and Production

Generally, the fabric and threads used in our products manufactured in Japan is not purchased directly by us but by our contract manufacturers, while the fabrics and threads used in our products manufactured in Los Angeles is sourced directly by us. Our contract manufacturers use high quality fabric in the manufacturing of our products. Although we do not currently have any long-term agreements in place for the supply of our fabrics, threads or other components, such high quality fabrics are currently readily available from a number of suppliers.

Our design team is responsible for the design and development of our products. We do not currently have a formal research and development effort but our design team plans to continue to develop new merchandise styles for each season.

We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have contract manufacturers in Japan for our knitwear, scarves, and some outerwear, and the United States for t-shirts, denim, and other jersey products. We believe we can meet our current production needs using these and other available contract manufacturers. These contractors purchase the fabric and materials and then sew and finish our products to our design specifications.

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

We believe that retailer and consumer demand for our products depends to a great extent on the allure and reputation of our proprietary Horiyoshi III, The Thiiird, Heroes & Demons brands. Our management believes that future growth will be achieved by building the recognition and quality of our brand and leveraging that recognition by adding new product collections and expanding our markets for distribution.

Compliance with Government Regulation

Our products are subject to consumer protection legislation in Japan, United States, and in each other country where our products are sold, in addition to various federal, state, provincial, and regional regulatory regimes. Such regimes relate primarily to the labeling of our products designated for retail. We believe that we and our domestic and international suppliers are in full compliance with all such regulations. We have not and do not expect to incur any significant expense to comply with any regulation governing the discharge of hazardous materials or other environment protection measures.

Subsidiaries

As of December 31, 2012, we have two wholly owned subsidiaries, Horiyoshi the Third Limited, a Hong Kong company, and Horiyoshi Worldwide [UK] Limited, a United Kingdom company.

Intellectual Property

Our wholly owned subsidiary, Horiyoshi the Third Limited, is the exclusive licensee of the trademarks, product designs, and copyrighted artwork associated with the Horiyoshi, The Third, and Heroes & Demons brands. All trademarks, designs and artwork used by Horiyoshi the Third Limited are owned by Stone Corporation Inc. d/b/a Stone Japan, a Japanese corporation that is 80% owned by Lone Star Capital Limited, (a Hong Kong company and owned by our principal shareholder) and 20% owned by Yoshihito Nakano, Master Horiyoshi III. The marks, designs and artwork are licensed to Horiyoshi the Third Limited on an exclusive basis under the amended license agreement dated June 1, 2011. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and has since been extended on a month to month basis. We paid consideration of $750,000 as a non-refundable entry fee into the license agreement, $45,000 as a flat license fee for the month of June 2011, and $30,000 per month from July 2011 through December 2012. As of December 31, 2012 we have included $152,081 of unpaid license fees in accrued expenses. We will continue to pay and/or accrue license fees to Stone Corporation of $30,000 per month through the date of expiration.

During the 4th quarter of 2012, capitalized licensing rights failed the annual impairment test due to projected negative cash flows for future periods. Accordingly, the Company took a $631,250 loss on asset impairment as a non-cash charge to net loss.

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

The principal trademarks used by our company to distinguish our brands are Horiyoshi™, Horiyoshi III™, Horiyoshi the Third™, The Thiiird™ and Heroes & Demons™. We also use a logo consisting of the stylized cursive letters and numeral Horiyoshi III with a slash beneath the Roman numeral “III”, alone and in combination with an ink drawn demon head and other graphics. These trademarks are the subject of civil and common law trademark rights, and pending applications throughout the world filed by Stone Japan or by us on its behalf, for use on a variety of items of apparel and apparel-related products. We intend to expand the worldwide usage and registration of our related trademarks and intellectual property. We regard the license to use the Horiyoshi trademarks and other proprietary rights in and to the trademarks, designs and artwork as valuable assets in the manufacture and marketing of our products and we will vigorously seek to protect them against infringement.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related to our Business

Dependence on Key Personnel

The future success of our company depends largely on the talents and efforts of our principal designer, Master Horiyoshi III, as well as on the talents and abilities of other key members of our team, including our Directors, Chief Executive Officer, Chief Financial Officer and our independent contractors. Although we believe that our continued operation and growth might be sustained without the ongoing contributions of Master Horiyoshi III or of other personnel; no assurance can be given that our business would not be adversely affected if certain key members of our production team or management ceased to be active in our business. Master Horiyoshi III is also integral to our marketing efforts and his absence would have a material adverse effect on our business. We do not currently maintain key-person life insurance on the life of Master Horiyoshi III or have any long term employment/retention contracts in place.

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

We anticipate that the demand for our products will follow the cyclical patterns typical of the fashion and apparel industry. Demand for fashion and apparel products is cyclical and tends to decline in recessionary or politically or economically unstable periods, whether on a global, national or regional level. We believe that the sale of our productions, from their introduction to the retail market in 2009 through December 31, 2012, was undoubtedly hampered by a stagnant, recessionary global retail environment.

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

Dependence on and protection of Intellectual Property Rights

On June 1, 2011, Horiyoshi the Third Limited entered into an amended License Agreement with Stone Corporation Inc. d/b/a (Stone Japan), for the grant of the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The agreement expired on May 31, 2012 and has since been extended on a month to month basis. Stone Japan is a Japanese corporation that is 80% owned by Lone Star Capital Limited, (a Hong Kong company and our principal shareholder), and 20% owned by Yoshihito Nakano, Master Horiyoshi III, and is considered a related party.

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

Dependence on Certain Customers and Licenses could have a material adverse impact on our business

Certain of our retail customers have accounted for a significant portion of our gross revenues. For the year ended December 31, 2012, there were not any retail distribution customers that represented greater than 10% of total sales revenue. For the year ended December 31, 2011 there was one retail distribution customer representing greater than 10% of total sales revenue. Harvey Nichols Group Ltd., represented 10.9% of total sales revenue and 27.1% of accounts receivables for the year ended December 31, 2011. The balance of our revenues were derived from over 48 other retailers located in Canada, Dubai, France, Italy, Japan, Kuwait, Mexico, Saudi Arabia, Russia, Hong Kong the United Kingdom, and the United States.

We have incurred net losses since commencing business and expect losses to continue for the foreseeable future.

We had nominal revenues of $1,017,108 and $684,500 for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, we had incurred net losses of $3,007,806 and $2,895,995, respectively. We expect our losses to continue for the foreseeable future as we grow our business. Our inability to manage or recoup our losses may impede our ability to secure additional financing or credit, and may ultimately result in the failure of our business and the loss of your investment.

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

Item 1B. Unresolved Staff Comments

As a “smaller reporting company” we are not required to provide the information required by this Item.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2012	$0.10	$0.03
September 30, 2012	$0.16	$0.06
June 30, 2012	$0.24	$0.15
March 31, 2012	$0.45	$0.02
December 31, 2011	$0.03	$0.02
September 30, 2011	$0.09	$0.08
June 30, 2011	$0.28	$0.22
March 31, 2011	$1.00	$0.76

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

On December 31, 2012, the shareholders' list showed 5 registered shareholders and 529,284 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, Mr. Catroppa acted as our Chief Financial Officer at an annual base salary of $60,000. Upon execution of the consulting agreement, we provided Mr. Catroppa with 3,333 warrants to purchase equity shares at $60.00 per share. The consulting agreement ended on December 31, 2011 and was not renewed. All warrants were fully vested and expensed as of December 31, 2011. These warrants do not have an expiration date.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2012.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Executive Summary

Horiyoshi Worldwide, Inc. (HHWW) is a clothing and accessories design and distribution company whose products are inspired by the artwork of Japanese master tattoo artist Yoshihito Nakano - better known as Horiyoshi III. The Horiyoshi name has been internationally recognized for decades and Horiyoshi III is considered by his peers and followers as a legend in his field. The business was established September 1, 2008 to capitalize on the multi-generational legacy of the Tattoo Masters by offering consumers a unique collection of knitwear, t-shirts and accessory items. The Company began selling its products from the “Horiyoshi” collection in 2009. The “Horiyoshi” collection retails at a suggested price point of approximately $140-160 for T-shirts, $480-945 for knits, $600-800 for hoodies, and $280-420 for scarves. In 2011, the Company launched the Heroes & Demons collection of men’s t-shirts which retails at a suggested price point of approximately $60-$75. In July 2012, the Company launched “The Thiiird” collection of men’s t-shirts, denims, sweats and hoodies. The Thiiird retails at a suggested price point of approximately $200 to $400 for denim, $115 to $140 for t-shirts, $270 to $365 for hoodies and sweats, $700 to $1000 for jackets. The rights to the design catalogue are exclusively licensed to Horiyoshi the Third, Inc. (HTT) a wholly owned subsidiary of HHWW (“the Company”). Horiyoshi Worldwide [U.K.] Limited, another subsidiary wholly owned by HHWW, was created in 2011 and operates the Company’s first branded retail outlet in London.

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

Line Extension:

Through the continued growth of a category of clothes and accessories sold at lower price points, HHWW is currently working on various initiatives to diversify products and revenue streams. In the near term, the Company is focusing on developing geographical partnerships and working closely with local marketers to assemble customized collections for those particular markets. These lines are focused on “jerseys” and “tees” and the Company believes that there is significant demand that will in turn have a positive effect on future revenues. The Company also believes that there are a number of additional categories that at a lower price point can have a positive effect on both revenue growth and brand recognition.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2012 and 2011.

Our operating results for the years ended December 31, 2012 and 2011 are summarized as follows:

	Year Ended December 31,
	2012	2011
Revenue	$1,017,108	$684,500
COGS	$660,783	$591,089
Gross Profit	$356,324	$92,691
Expenses	$2,683,232	$2,988,916
Net Loss	$(3,007,806)	$(2,895,995)

Revenue

We earned revenues of $1,017,108 for the year ended December 31, 2012 compared to revenues of $684,500 for the year ended December 31, 2011. Increased revenues in 2012 can be attributed to increased awareness of Horiyoshi the Third and Heroes & Demons products, the launch of the The Thiiird collection, expansion of our sales effort to new customers, and the first full year of operation of our branded retail store.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2012 were $660,783 compared to $591,089 for the year ended December 31, 2011. Cost of goods sold in 2012 represented 65% of sales as compared to 86% in 2011. This decrease in COGS as a percentage of sales can be attributed a larger portion of our sales coming at retail prices through our websites and branded retail store, decreased production costs resulting from moving a larger portion of production to Los Angeles from Japan, and better production management which led to less markdowns of out of season and slow moving inventory on hand.

Expenses

Our expenses for the years ended December 31, 2012 and 2011 are outlined in the table below:

	Year Ended December 31,
	2012	2011
Selling expenses	$127,845	$103,240
General and administrative	$2,453,303	$2,829,495
Depreciation and amortization	$102,084	$56,181
Total	$2,683,232	$2,988,916

Expenses for the years ended December 31, 2012, decreased by 10% as compared to the comparative period in 2011 primarily as a result of a significant decrease in stock compensation expense.

Liquidity and Financial Condition

Working Capital
	At December 31, 2012	At December 31, 2011	Change
Current Assets	$870,915	$2,088,044	$(1,217,129)
Current Liabilities	$2,166,144	$1,059,826	$(1,106,318)
Working Capital	$(1,295,229)	$1,028,218	$(2,323,447)

Cash Flows
	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Cash Used in Operating Activities	$(1,951,726)	$(2,589,181)
Net Cash Used by Investing Activities	$(38,434)	$(867,889)
Net Cash Provided by (Used In) Financing Activities	$898,003	$(996,646)
Net Effect of Foreign Currency Translation	$(13,446)	$(4,655)
Net Increase (Decrease) in Cash During the Period	$(1,105,603)	$(4,458,381)

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of December 31, 2012 is $12,147 compared to $1,117,750 at December 31, 2011.

As of December 31, 2012 and 2011, our company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $108,514 and $30,511, respectively.

As of December 31, 2012 and 2011, our company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $1,392,553 and $737,553.

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

Over the next 12 months we anticipate that the company will require funds of approximately $1,400,000 to meet our working capital requirements. These funds will be required for the following initiatives.

Marketing Campaign: Including trade shows, sales events and press events

Public Relations Outreach: Hiring outside public relations consultants to increase brand recognition

Celebrity Outreach Program: Engaging certain celebrities to promote the Horiyoshi, The Thiiird, Heroes & Demons brands to the public

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

Going Concern

For the year ended December 31, 2012, our company has incurred losses of $3,007,806 and has an accumulated deficit of $6,747,446. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Seasonality

To date, with the majority of the company’s revenues coming from the luxury segment there is seasonality in the revenue steam. The company attends important design shows that are focused on the Women’s and Men’s spring season and Women’s and Men’s fall season which occur in March and September. This translates into the company booking a large portion of orders and corresponding revenues in the first and third quarter on a yearly basis. However, as direct to consumer sales increase through our branded websites and our branded retail outlet in London we expect earnings to continue to smooth out throughout the year going forward.

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

Deferred revenue as of December 31, 2012 and December 31, 2011 were $21,518 and $48,435, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third, The Third, and Heroes & Demons products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses. Currently we estimate returns to be less 1% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve for the years ended December 31, 2012 and 2011 was $10,137 and $2,313, respectively.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary. At December 31, 2012 and 2011 the allowance for doubtful accounts was $7,530 and $8,429, respectively.

Cost of goods sold

Cost of goods sold consists of cost of purchases for resale to stores located in in Canada, Dubai, France, Italy, Japan, Kuwait, Mexico, Saudi Arabia, Russia, Hong Kong the United Kingdom, and the United States.  It also consists of cost of purchases for resale of our branded online Horiyoshi the Third, The Thiiird, and Heroes & Demons stores as well as our branded retail outlet in London. In addition, write offs of obsolete inventory, changes in the inventory reserve, and shrinkage are included in cost of goods sold. Our clients are required to pay all shipping costs for the delivery of their orders.  As we increase product sales and require larger production runs, and move additional manufacturing from Japan to the United States, we believe that our cost of goods sold as a percentage of revenue will decrease due to economies of scale.

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. At December 31, 2012 inventory consists of $670,379 of finished goods, $12,804 of work in process, and $98,986 of raw materials. Work in process inventory consists of blank t-shirts which were procured and in the process of being printed as well as denims which were in the “finishing” process as of December 31, 2012.

The Company maintains perpetual inventory and report by product. This is updated on a daily basis upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of December 31, 2012 and 2011, there have been reserves of $69,214 and $108,809, respectively made for inventory on hand.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars. Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market and collect receivables from such sales. We generally sell our products in U.S. dollars (USD) or British pound sterlings (GBP).

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

During the year ended December 31, 2012 we incurred a foreign currency transaction loss of $13,860, which is included as part of net income, and a foreign currency translation loss of $13,446, which is included as part of AOCI.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Horiyoshi Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Horiyoshi Worldwide, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012. Horiyoshi Worldwide, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horiyoshi Worldwide, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12,147	$1,117,750
Accounts receivable (net) of allowance for doubtful accounts of $7,530 and $8,429 for years ended December 31, 2012 and 2011	73,145	37,876
Accounts receivable, related party	12,383	—
Prepaid expenses and other assets	60,284	55,166
Inventory, net	712,955	877,252
Total current assets	870,914	2,088,044
Property and equipment, net	133,628	125,182
Licensing rights, net	—	706,250
Total assets	$1,004,542	$2,919,476
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$265,868	$218,458
Deferred Revenue	21,518	48,435
Accrued expenses	212,691	24,869
Due to director	108,514	30,511
Due to shareholder	1,392,553	737,553
Demand loan	$165,000	$—
Total current liabilities	2,166,144	1,059,826
Total liabilities	2,166,144	1,059,826
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 1,081,100,000 shares authorized, 529,333 shares issued and outstanding as of December 31, 2012 and December 31, 2011	529	529
Additional paid in capital	5,603,416	5,603,416
Other comprehensive loss	(18,101)	(4,655)
Accumulated deficit	(6,747,446)	(3,739,640)
Total stockholders' equity (deficit)	(1,161,602)	1,859,650
Total liabilities and stockholders' equity (deficit)	$1,004,542	$2,919,476

The accompanying notes are an integral part of these financial statements

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue, net	$1,017,108	$684,500
Cost of sales	660,783	591,809
Gross profit	356,325	92,691
Operating Expenses
Selling expenses	127,845	103,240
General and administrative expenses	2,453,303	2,829,495
Depreciation and amortization	102,084	56,181
Total operating expenses	2,683,232	2,988,916
Loss from operations	(2,326,907)	(2,896,225)
Non-operating income (loss)
Other income	1,729	230
Foreign currency transaction loss	(13,860)	—
Loss on asset impairment	(631,250)	—
Loss on disposal of asset	(2,904)	—
Net (loss) before interest and taxes	(2,973,192)	(2,895,995)
Interest expense	34,614	—
Net (loss) before taxes	(3,007,806)	(2,895,995)
Income taxes	—	—
Net (loss)	$(3,007,806)	$(2,895,995)
Foreign currency translation adjustment	(13,446)	(4,655)
Comprehensive (loss)	(3,021,252)	(2,900,650)
Earnings (loss) per share of common stock	$(5.71)	$(5.47)
Weighted average shares of common stock outstanding	529,333	529,333

The accompanying notes are an integral part of the consolidated financial statements

[1] Earnings (loss) per share of common stock and weighted average of shares of common stock outstanding have been retroactively restated to reflect a 12:1 reverse stock split on April 3, 2013. These transactions are more fully described in Notes to the Financial Statements.

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities
Net (loss)	$(3,007,806)	$(2,895,995)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	27,084	12,431
Amortization	75,000	43,750
Bad debt expense	(899)	18,158
Warrants Issued for Services	—	602,655
Uncollectible stock subscription	—	516
Loss on disposal of fixed assets	2,904	—
Loss on asset impairment	631,250	—
Changes in operating assets and liabilities:
Accounts receivable	(46,753)	14,408
Prepaid expenses and other assets	(5,118)	352,916
Inventory	164,297	(877,252)
Accounts payable	47,410	177,467
Deferred revenue	(26,917)	30,373
Accrued expenses	187,822	(20,508)
Other payables	—	(48,100)
Net cash (used) in operating activities	(1,951,726)	(2,589,181)
Cash flows from investing activities
Purchase of equipment	(38,434)	(117,889)
Payment for licensing rights	—	(750,000)
Net cash (used) in investing activities	(38,434)	(867,889)
Cash flows from financing activities
Proceeds of loans from shareholders	733,003	—
Proceeds from demand loans	165,000	—
Distribution to directors	—	(7,000)
Repayment of loans from shareholders	—	(989,656)
Net cash flows provided by (used in) financing activities:	898,003	(996,656)
Effect of foreign currency translation on cash and cash equivalents	(13,446)	(4,655)
Net increase (decrease) in cash	$(1,105,603)	$(4,458,381)
Cash- beginning of period	1,117,750	5,576,131
Cash- end of period	$12,147	$1,117,750
Noncash Investing and Financing Activities: Cancellation of supplier agreement $ - $ 629,169 The accompanying notes are an integral part of the consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Other Comprehensive Loss	Retained Loss	Total
Balance, January 1, 2011	529,333	$529	$5,000,761	$(516)	$-	$(836,645)	$4,164,129
Net loss						(2,895,995)	(2,895,995)
Stock subscription adjustment				516			516
Issue stock warrants			602,655				602,655
Distribution to directors						(7,000)	(7,000)
Foreign currency translation adjustment					(4,655)		(4,655)
Balance, December 31, 2011	529,333	$529	$5,603,416	$-	$(4,655)	$(3,739,640)	$1,859,650
Net loss						(3,007,806)	(3,007,806)
Foreign currency translation adjustment					(13,446)		(13,446)
Balance, December 31, 2012	$529,333	$529	$5,603,416	$-	$(18,101)	$(6,747,446)	$(1,161,602)

The accompanying notes are an integral part of the financial statements

[2] The shareholders’ equity section been retroactively restated to reflect a 12:1 reverse stock split on April 3, 2013. These transactions are more fully described in Notes to the Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business description

Horiyoshi Worldwide, Inc. (HHWW) is a clothing and accessories design and distribution company whose products are inspired by the artwork of Japanese master tattoo artist Yoshihito Nakano - better known as Horiyoshi III. The Horiyoshi name has been internationally recognized for decades and Horiyoshi III is considered by his peers and followers as a legend in his field. The business was established September 1, 2008 to capitalize on the multi-generational legacy of the Tattoo Masters by offering consumers a unique collection of knitwear, t-shirts and accessory items. The Company began selling its products from the “Horiyoshi” collection in 2009. The “Horiyoshi” collection retails at a suggested price point of approximately $140-160 for T-shirts, $480-945 for knits, $600-800 for hoodies, and $280-420 for scarves. In 2011, the Company launched the Heroes & Demons collection of men’s t-shirts which retails at a suggested price point of approximately $60-$75. In July 2012, the Company launched “The Thiiird” collection of men’s t-shirts, denims, sweats and hoodies. The Thiiird retails at a suggested price point of approximately $200 to $400 for denim, $115 to $140 for t-shirts, $270 to $365 for hoodies and sweats, $700 to $1000 for jackets. The rights to the design catalogue are exclusively licensed to Horiyoshi the Third, Inc. (HTT) a wholly owned subsidiary of HHWW (“the Company”). Horiyoshi Worldwide [U.K.] Limited, another subsidiary wholly owned by HHWW, was created in 2011 and operates the Company’s first branded retail outlet in London.

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

On June 21, 2010, Kranti effected a 2.1622 for one (1) forward stock split of outstanding stock. As a result, the company’s outstanding share count increased from 365,625 shares of common stock to 790,554 shares of common stock, all with a par value of $0.01. In addition, on June 21, 2010, the company changed its name to Horiyoshi Worldwide Inc. to coincide with the redirection of its business toward fashion apparel. On September 1, 2010, the company entered into a share exchange agreement with Horiyoshi the Third Limited, a Hong Kong corporation, and the shareholders of Horiyoshi the Third Limited for purchase of the company.

On November 5, 2010, then President, Mitsuo Kojima affected a Share Cancellation Agreement with Kranti and surrendered for cancellation all 540,550 shares held by him in common stock which left a total of 250,004 shares outstanding.

The share exchange agreement with Horiyoshi the Third Limited was subsequently amended and on November 5, 2010 the acquisition of all of the issued and outstanding common shares of Horiyoshi the Third Limited occurred. In accordance with the closing, Horiyoshi Worldwide, Inc. issued 250,000 shares of common stock to the former shareholders of Horiyoshi the Third Limited in exchange for the acquisition of all 83 Horiyoshi the Third Limited shares issued and outstanding. Upon close of the acquisition Horiyoshi Worldwide, Inc. had a total of 500,004 shares issued and outstanding.

On June 15, 2011, Horiyoshi Worldwide [UK] Limited (HHWW UK) was incorporated. HHWW UK is a wholly owned subsidiary of HHWW, and is a United Kingdom Corporation. HHWW UK is the owner and operator of the Company’s first branded retail outlet.

On January 12, 2012, Horiyoshi Worldwide, Inc. enacted a 10 to 1 reverse stock split which decreased the number of shares issued and outstanding to 529,333.

In March 2013, the management and directors of Horiyoshi Worldwide, Inc. authorized the conversion of $50,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.015. This transaction increased the number of shares issued and outstanding to 807,114.

In April 2013, Horiyoshi Worldwide, Inc. enacted a 12 to 1 reverse stock split which decreased the number of shares issued and outstanding to 807,114. All share and per share amounts have been retroactively restated to reflect the effects of this transaction.

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

Deferred revenue as of December 31, 2012 and December 31, 2011 were $21,518 and $48,435, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third, The Thiiird, and Heroes & Demons products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be less than 1% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve for the years ended December 31, 2012 and 2011 was $10,317 and $2,313, respectively.

Cost of sales

Cost of goods sold consists of cost of purchases for resale to stores located in in Canada, Dubai, France, Italy, Japan, Kuwait, Mexico, Saudi Arabia, Russia, Hong Kong the United Kingdom, and the United States.  It also consists of cost of purchases for resale of our branded online Horiyoshi the Third, The Thiiird, and Heroes and Demons stores as well as our branded retail outlet in London. In addition, write offs of obsolete inventory, changes in the inventory reserve, and shrinkage are included in cost of goods sold. Our customers are required to pay all shipping costs for the delivery of their orders.

Accounts receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2012 our Company had accounts receivable due from a related party in the amount of $12,383. Our Company has assessed accounts receivable and determined that a reserve is necessary and at December 31, 2012 and 2011, the allowance for doubtful accounts was $7,530 and $8,429, respectively.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss during the year ended December 31, 2012, the assumed exercise of stock warrants was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At December 31, 2012 there were 3,333 stock warrants that could dilute future earnings. Basic and diluted losses per share have been retroactively restated to reflect a 12:1 reverse stock split on April 3, 2013.

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

During the years ended December 31, 2012 and 2011 we incurred a foreign currency translation losses of $13,446 and $4,655, respectively, which are included as part of accumulated other comprehensive income. During the years ended December 31, 2012 and 2011 we incurred a foreign currency transaction losses of $13,860 and $0, respectively, which are included as part of net losses.

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

The Company accounts for income taxes in accordance with the ASC 740-10-25, which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, it requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. For further information, see Note 9 - “Income Taxes.”

Inventories

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. Prior to June 1, 2011, the Company carried no saleable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation. At December 31, 2012 inventory consists of $670,379 of finished goods, $12,804 of work in process, and $98,986 of raw materials compared to $925,113 of finished goods, $34,650 of work in process, and $26,298 of raw materials at December 31, 2011.

The Company maintains perpetual inventory and report by product. This is updated on a daily basis upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of December 31, 2012 and 2011, there have been reserves of $69,214 and $108,809, respectively made for inventory on hand.

Property and equipment

Property and equipment are recorded at cost and valued at $171,731 for the year ending December 31, 2012. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years for software, and seven years for leasehold improvements for financial reporting purposes. Depreciation for the year ended December 31, 2012 and 2011 were $27,084 and $12,431 respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets for the years ended December 31, 2012 and 2011 were $60,284 and $55,166, respectively. Prepaid expenses and other current assets represent deposits on operating leases and amounts paid for goods and services yet to be received.

Accrued Expenses and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable for the years ended December 31, 2012 and 2011 were $265,868 and $218,458, respectively.

The Company accrues expenses related to licensing rights, business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it has not been necessary for the Company to separately accrue for vacation or payroll time for the year ended December 31, 2012. Our accrued expenses were $212,691 and $24,869 for the years ended December 31, 2012 and 2011, respectively.

Licensing Rights

On June 1, 2011, Horiyoshi The Third Limited amended its License Agreement with Stone Corporation. As a result, the Company paid Stone Corporation consideration of $750,000 as a non-refundable entry fee into the amended license agreement. Prior to December 31, 2012, the $750,000 non-refundable entry fee had been capitalized as licensing rights on the balance sheet, net of accumulated amortization of $118,750. The cost of the licensing rights was being amortized over 120 months on a straight-line basis.

Amortization expense for the years ended December 31, 2012 and 2011 was $75,000 and $43,750, respectively.

During the 4th quarter of 2012, capitalized licensing rights failed the annual impairment test due to projected negative cash flows for future periods causing management to assess that the fair value of the asset was less than its carrying value. Accordingly, the Company took a $631,250 loss on asset impairment as a non-cash charge to net income.

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

3. GOING CONCERN

As of December 31, 2012, our company has accumulated losses of $6,747,446 since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. INTANGIBLE ASSET

During the 4th quarter of 2012, capitalized licensing rights failed the annual impairment test due to projected negative cash flows for future periods causing management to assess that the fair value of the asset was less than its carrying value. Accordingly, the Company took a $631,250 loss on asset impairment as a non-cash charge to net income.

	December 31, 2012	December 31, 2011
Licensing rights	$750,000	$750,000
Less, accumulated amortization	(118,750)	(43,750)
Loss on asset impairment	(631,250)	—
Licensing rights, net	$—	$706,250

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Furniture and equipment	$87,267	$75,824
Computers and software	25,410	21,928
Website	25,052	8,529
Leasehold improvements	34,002	32,611
	$171,731	$138,892
Less accumulated depreciations	(38,103)	(13,710)
Property and equipment, net	$133,628	$125,182

During the year ended December 31, 2012, the Company realized a loss on the disposal of a fixed asset in the amount of $2,904. Depreciation expense for the year ended December 31, 2012 and 2010 was $27,084 and $12,431, respectively.

6. SUBORDINATED NOTES PAYABLE AND DEMAND LOANS

As of December 31, 2012 and December 31, 2011, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $108,514 and $30,511, respectively. This amount is included on the balance sheet under “Due to director”.

As of December 31, 2012 and December 31, 2011, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,392,553 and $737,553, respectively. This amount is included on the balance sheet under “Due to shareholder”. Interest has been imputed on this note at 3.25% per annum. Total imputed interest was $34,614 for the year ended December 31, 2012.

As of December 31, 2012 and December 31, 2011, our Company was obligated to Eun Young Chung, for a non-interest bearing demand loan with a balance of $15,000 and $0, respectively. This amount is included on the balance sheet under “Demand loans”.

On August 30, 2012, our Company entered into a credit facility agreement with AMS Holdings Limited. The credit facility has an aggregate principal amount of $300,000 and can be drawn on at any time. Any amounts outstanding are due on the demand of the lender and are non-interest bearing. As of December 31, 2012, our Company was obligated to AMS Holdings Limited for $150,000. This amount is included on the balance sheet under “Demand loans”.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and contains five extension options in five year increments. During the year ended December 31, 2012, as consideration for the IP rights, we recognized $360,000 of expenses related to license fees, of which $207,919 has been paid to Stone Corporation. The remaining $152,081 of license fees has been included in accrued expenses at December 31, 2012.

The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 until the termination of the licensing agreement.

As of December 31, 2012, the Company had a receivable from consignment sales from Eric Chung, a former director of Horiyoshi the Third Limited, in the amount of $12,383.

8. STOCK-BASED COMPENSATION AND WARRANTS

Stock Awards

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, we provided Mr. Catroppa with 3,333 warrants to purchase equity shares at $60.00 per share. The vesting period was from January 1, 2011 to December 31, 2011. The amount was fully vested as of December 31, 2011.

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the warrant and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The expected life of a warrant grant is based on management’s estimate. The fair value of each warrant grant is recognized as a compensation expense over the vesting period of the warrant on a straight line basis. Warrant expense related to the warrants issued using this estimate was $602,655 for the year ending December 31, 2011. All warrants were vested and expensed as of December 31, 2011. These warrants have no expiration date. There were no awards in 2012.

The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

December 31, 2011
Exercise price	$60
Expected dividend yield	0%
Expected stock price volatility	230%
Risk-free interest rate	0.29%

The warrants have no expiration date.

9. INCOME TAXES

The major components of the Company’s net deferred income tax assets at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$1,626,203	$707,927
Amortization of licensing rights	7,750	4,521
Stock compensation expense	—	186,823
Loss on asset impairment	195,688	—
Total deferred tax assets	1,829,641	899,271
Valuation allowance	(1,826,570)	(897,759)
Deferred tax assets, net of valuation allowance	$3,071	$1,512
Deferred tax liabilities:
Depreciation	(3,071)	(1,512)
Total deferred tax liabilities	(3,071)	(1,512)
Net deferred tax assets	$—	$—

A full valuation allowance has been established against the deferred tax assets for the years ended December 31, 2012 and 2011 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

The Company accounts for income taxes in accordance with the ASC 740-10-25. As a result of the assessment, the Company has recognized no material tax adjustments to the unrecognized tax benefits. The reconciliation of the effective income tax rate of the Company to the statutory income tax rate for the fiscal years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Federal income tax rate	31%	31%
State income tax rate	9	9
Increase in valuation allowance	(40)	(40)
Effective tax rate	-%	-%

10. COMMITMENTS AND CONTINGENCIES

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012:

2013	$89,425
2014	43,433
2015	43,433
2016	42,729
2017	42,729
Thereafter	28,486
Total	$290,235

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $127,145 and $120,417 for the years ended December 31, 2012 and 2011, respectively. Rent expense is allocated to operating expenses in the accompanying consolidated statements of income.

11. CONCENTRATIONS

Our products are distributed through a growing number of non-affiliated apparel retailers worldwide. For the year ended December 31, 2012, there were not any retail distribution customers that represented greater than 9.4% of total sales revenue. For the year ended December 31, 2011 there was one retail distribution customer representing greater than 10% of total sales revenue. Harvey Nichols Group Ltd., represented 10.1% of total sales revenue and 27.1% of accounts receivables for the year ended December 31, 2011. The balance of our revenues were derived from over 48 other retailers located in Canada, Dubai, France, Italy, Japan, Kuwait, Mexico, Saudi Arabia, Russia, Hong Kong the United Kingdom, and the United States.

12. SUBSEQUENT EVENTS

On February 12, 2013, Mitsuo Kojima resigned from his positions as President, Chief Executive Officer, Treasurer and Director of the Company. Concurrently with Mitsuo Kojima’s resignation, Kerry Chung was appointed as President, Chief Executive Officer, and Treasurer to fill the ensuing vacancy.

In March 2013, the Company entered into a settlement agreement with Sean Rowe related to his registration for the mark “THE THIRD” in Canada and the United States. Pursuant to the agreement, Mr. Rowe has agreed that both registrations will be cancelled in due course. The Company will be required to pay Mr. Rowe $4,000 within 14 days of the cancellation of the registrations in Canada and the United States.

In March 2013, the management and directors of the Company authorized the conversion of $50,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.015. This transaction increased the number of shares issued and outstanding to 807,114.

In April 2013, the Company enacted a 12 to 1 reverse stock split which decreased the number of shares issued and outstanding to 807,114. All share and per share amounts have been retroactively restated to reflect the effects of this transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management assessed our internal control over financial reporting as of December 31, 2012. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2012, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financia lstatements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters and lack of expertise to identify and assess unusual or complex accounting transactions. These constitute deficiencies in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the year ended December 31, 2012. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. For unusual or complex accounting transactions we will bring in an outside consultant to assess these transactions. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to final rulings of the SEC that permit us to provide only management’s report in this annual report.

No change in our internal control over financial reporting occurred during the last fiscal quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kerry Chung	President, Chief Executive Officer, Treasurer and Director	32	November 17, 2011 appointed as director, February 12, 2013 appointed as President, Chief Executive Officer and Treasurer
Darren Takemoto, CPA	Chief Financial Officer, and Secretary, Director	31	November 17, 2011 appointed as director, February 28, 2012 appointed as Chief Financial Officer and Secretary
Raymond A. Catroppa, CFA	Director	50	November 5, 2010, resigned as Chief Financial Officer and Secretary on February 28, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kerry Chung – President, Chief Executive Officer, Treasurer and Director

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

Darren Takemoto, CPA – Chief Financial Officer and Secretary, Director

Mr. Takemoto has extensive experience in accounting, auditing, and financial analysis that comes from the 10 years he has spent working with top firms in public accounting and capital markets such as Deloitte LLP, Gursey | Schneider LLP, and Aria Partners G.P, LLC. In 2008, he received the designation of Certified Public Accountant (CPA) from the California Board of Accountancy. He holds a B.S. in Accounting from the University of Southern California.

Raymond A. Catroppa, CFA – Director

Mr. Catroppa has an extensive background in capital markets and financial analysis that comes from the 28 years he has spent with top Wall Street firms in New York City, including Credit Suisse First Boston (CSFB), First Manhattan Corporation, Neuberger Berman and Cameron Associates. Mr. Catroppa has advised numerous public companies listed on the NASDAQ, NYSE and AMEX. In 2002, he received the designation of Chartered Financial Analyst (CFA) from the CFA Institute. He holds a B.A. in Economics from Stony Brook University and an M.B.A. in Finance from Fordham University in New York City. On February 28, 2012, Mr. Catroppa resigned from his positions as Chief Financial Officer and Secretary.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, Mr. Catroppa will act as our Chief Financial Officer at an annual base salary of $60,000. Upon execution of the consulting agreement, we provided Mr. Catroppa with 3,333 warrants to purchase equity shares at $60.00 per share. The consulting agreement was for a period of twelve months and was not renewed.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

In 2008 we adopted a Code of Ethics that applies to all of our employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our President c/o Horiyoshi Worldwide Inc. at 3113 S. Grand Avenue, Los Angeles, CA 90007.

Board and Committee Meetings

Our board of directors currently consists of Kerry Chung, Raymond A. Catroppa, and Darren Takemoto. The Board held no formal meetings during the year ended December 31, 2012. As the company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the company is continuing to develop a comprehensive Board of Directors and does not have a specified Audit Committee. The company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise in 2013.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Kerry Chung(1) President, Chief Executive Officer, Treasurer and Director	2012 2011	$48,000 $23,692	0 0	0 0	0 0	0 0	0 0	0 0	$48,000 $23,692
Darren Takemoto, CPA(2) Chief Financial Officer and Secretary	2012 2011	$80,000 $37,949	0 0	0 0	0 0	0 0	0 0	0 0	$80,000 $37,949
Raymond A. Catroppa, CFA(3) Chief Financial Officer and Secretary	2012 2011	0 $60,000	0 0	0 0	0 $602,655	0 0	0 0	0 0	0 $662,655
Mitsuo Kojima(4) Former President, Chief Executive Officer, Treasurer and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
(1)	Mr. Chung was appointed as a director of our company on November 17, 2011. He was appointed as President, Chief Executive Officer, and Treasurer on February 12, 2013.
(2)	Mr. Takemoto was as a director of our company on November 17, 2011. He was appointed as Chief Financial Officer and Secretary on February 28, 2012.
(3)	Mr. Catroppa resigned as Chief Financial Officer and Secretary of our company on February 28, 2012.
(4)	Mr. Kojima resigned as President, Chief Executive Officer, Treasurer, and director of our company on February 12, 2013

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

2012 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

At December 31, 2012 there were 3,333 warrants to purchase equity shares at $60.00 per share outstanding.

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, we provided Mr. Catroppa with 3,333 warrants to purchase equity shares at $60.00 per share. The consulting agreement was for a period of twelve months and was not renewed.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2011 there were 3,333 warrants to purchase equity shares at $60.00 per share which were vested. There were no options exercised by our named officers during the year ended December 31, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Mitsuo Kojima 5-12-24 Minami Aoyama, Minato-ku Tokyo, Japan	12,500	2.36%
Raymond A. Catroppa, CFA 20 Granada Place, Massapequa, NY 11758	3,333 Warrants	.63%
Directors and Executive Officers as a Group(1)	12,500 common shares	2.36%
Lone Star Capital Limited 16E, Neich Tower, 128 Gloucester Road Wanchai, Hong Kong	187,500	35.43%
Yoshihito Nakano (Master Horiyoshi III) 5-3 Kubocho Nishi-Ku Yokohama, Japan	50,000	9.45%
Zyndy Trade Corp. Santa Maria Della Valle N 3 Milano, 20123, Italy	29,279	5.53%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2012. As of December 31, 2012 there were 807,114 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

As of December 31, 2012, our company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $108,514.

As of December 31, 2012, our company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,392,553.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and contains five extension options in five year increments. During the year ended December 31, 2012, as consideration for the IP rights, we recognized $360,000 of expenses related to license fees, of which $207,919 has been paid to Stone Corporation. The remaining $152,081 of license fees has been included in accrued expenses at December 31, 2012.

The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 until the termination of the licensing agreement.

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

Director Independence

As of December 31, 2012 we acted with four (4) directors, consisting of Mitsuo Kojima, Raymond A. Catroppa, Darren Takemoto, and Kerry Chung. On February 12, 2013, Mitsuo Kojima resigned as a director of the Company.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012 and for fiscal year ended December 31, 2012 for professional services rendered by the our independent auditors for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$28,086	$28,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$28,086	$28,000

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

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1)	Financial statements for our company are listed in the index under Item 8 of this document
(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation(Incorporated by reference from exhibit 3.1 of our Registration Statement on Form SB-2 filed on April 13, 2007)
3.2	Bylaws (Incorporated by reference from exhibit 3.2 of our Registration Statement on Form SB-2 filed on April 13, 2007)
3.3	Amendment to the Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 30, 2009 ( Incorporated by reference from exhibit 3.1 of our Current Report on Form 8-K filed on May 8, 2009).
(10)	Material Contracts
10.1	Mineral Claim Purchase Agreement by and between the Registrant and Beeston Enterprises Ltd. dated January 18, 2007(Incorporated by reference from exhibit 10.1 of our Registration Statement on Form SB-2 filed on April 13, 2007)
10.2	Share Exchange Agreement dated September 1, 2010 with Horiyoshi the Third Limited (Incorporated by reference from exhibit 10.1 of our Current Report on Form 8-K filed on September 7, 2010)
10.3	Mineral Claim Purchase Agreement amendment by and between the Registrant and Beeston Enterprises Ltd. dated February 11, 2010 ( Incorporated by reference from exhibit 10.1 of our Current Report on Form 8-K filed on February 12, 2010)
10.4	Amendment to Share Exchange Agreement dated November 5, 2010 with Horiyoshi the Third Limited (Incorporated by reference to our Current Report on Form 8-K filed on November 8, 2010)
10.5	License Agreement dated September 17, 2008 between Horiyoshi III Worldwide Ltd. and Stone Corporation Inc. (Incorporated by reference to our Current Report on Form 8-K filed on November 8, 2010)
10.6	Share Cancellation Agreement dated November 5, 2010 with Mitsuo Kojima. (Incorporated by reference to our Current Report on Form 8-K filed on November 8, 2010)
10.7	Consulting Agreement dated January 1, 2011 between our company and Ray Catroppa (Incorporated by reference to our Current Report on Form 8-K filed on February 28, 2011)
(14)	Code of Ethics
14.1	Code of Ethics (Incorporate by reference from exhibit 14 of our Annual Report on Form 10-KSB filed on March 26, 2008
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HORIYOSHI WORLDWIDE INC.

Date: April 15, 2013	By:	/s/ Kerry Chung
Kerry Chung President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 15, 2013	By:	/s/ Darren Takemoto, CPA
Darren Takemoto, CPA Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2013	By:	/s/ Kerry Chung
Kerry Chung President, Chief Executive Officer and Director
(Principal Executive Officer)