Form 10-Q
period 2013-03-31
Horiyoshi Worldwide Inc.
filed 2013-05-20
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐ YES ☑ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
810,165 common shares issued and outstanding as of May 13, 2013

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements as of December 31, 2012 and notes thereto contained in our Company's Form 10-K filed with the SEC on April 15, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$15,845	$12,147
Accounts receivable (net) of allowance for doubtful accounts of $7,530 as of March 31, 2013 and December 31, 2012, respectively	121,006	73,145
Accounts receivable, related party	12,383	12,383
Prepaid expenses and other current assets	75,910	60,284
Inventory, net	691,103	712,955
Total current assets	916,247	870,914
Property and equipment, net	122,924	133,628
Total assets	$1,039,171	$1,004,542
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$393,085	$265,868
Deferred Revenue	91	21,518
Accrued expenses	301,264	212,691
Due to shareholder	104,002	108,514
Demand loan	$150,000	$165,000
Related party, demand loan	1,601,320	1,392,553
Total current liabilities	2,549,762	2,166,144
Total liabilities	2,549,762	2,166,144
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 1,081,100 shares authorized, 810,16 and 529,333 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	810	529
Additional paid in capital	5,646,135	5,603,416
Accumulated other comprehensive income (loss)	26,665	(18,101)
Accumulated deficit	(7,184,201)	(6,747,446)
Total stockholders' equity	(1,510,591)	(1,161,602)
Total liabilities and stockholders' equity	$1,039,171	$1,004,542

The accompanying notes are an integral part of the consolidated financial statements.

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenue, net	$316,360	316,561
Cost of sales	149,463	176,111
Gross profit	166,897	140,450
Operating Expenses
Selling expenses	50,803	57,774
General and administrative expenses	482,501	651,890
Depreciation and amortization	7,637	25,428
Total operating expenses	540,941	735,092
Income (loss) from operations	(374,044)	(594,642)
Non-operating income (expenses)
Other income	—	83
Foreign currency transaction gain (loss)	(50,138)	4,368
Net (loss) before interest and taxes	(424,182)	(590,191)
Interest expense	(12,573)	—
Net (loss) before income taxes	(436,755)	(590,191)
Income taxes	—	—
Net (loss)	$(436,755)	(590,191)
Foreign currency translation adjustments	44,766	(3,529)
Comprehensive loss	(391,989)	(593,720)
Basic and diluted earnings (loss) per share	$(0.52)	(1.12)
Weighted average shares of common stock outstanding – basic and diluted[1]	810,165	529,285

1 Earnings (loss) per share of common stock and weighted average of shares of common stock outstanding have been retroactively restated to reflect a 12:1 reverse stock split on April 3, 2013. These transactions are more fully described in Notes to the Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

HORIYOSHI WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities
Net (loss)	$(436,755)	$(590,191)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7,637	6,678
Amortization	—	18,750
Allowance for doubtful accounts	—	(898)
Foreign currency remeasurement (loss)	50,138	(4,368)
Changes in operating assets and liabilities:
Accounts receivable	(47,861)	(28,392)
Prepaid expenses and other assets	(15,626)	(64,455)
Inventory	21,852	89,373
Accounts payable	127,217	(133,209)
Deferred revenue	(21,427)	(47,979)
Accrued expenses	88,573	18,566
Loss on disposal of assets	(4,071)
Net cash (used) in operating activities	(230,323)	(736,125)
Cash flows from investing activities
Purchase of equipment	—	(14,222)
Net cash (used) in investing activities	—	(14,222)
Cash flows from financing activities
Proceeds (repayments) of loans from shareholders	(4,512)	—
Repayment of demand loan	(15,000)	—
Proceeds from related party demand loan	708,767	83,480
Net cash flows provided by (used in) financing activities:	189,255	83,480
Effect of foreign currency translation on cash and cash equivalents	44,766	419
Net increase (decrease) in cash	$3,698	$(666,448)
Cash- beginning of period	12,147	1,117,750
Cash- end of period	$15,845	$451,302
Noncash Investing and Financing Activities: Conversion of related party demand loan into common stock	$50,000	—

The accompanying notes are an integral part of the consolidated financial statements.

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

In March 2013, the management and directors of Horiyoshi Worldwide, Inc. authorized the conversion of $50,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.015. This transaction increased the number of shares issued and outstanding to 810,106.

In April 2013, Horiyoshi Worldwide, Inc. enacted a 12 to 1 reverse stock split which decreased the number of shares issued and outstanding to 810,106. All share and per share amounts have been retroactively restated to reflect the effects of this transaction.

Going Concern, Liquidity and Management's Plan

As of March 31, 2013 our Company has accumulated losses of $7,184,201 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of Horiyoshi Worldwide, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying unaudited Horiyoshi Worldwide, Inc. consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented.

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

Deferred revenue as of March 31, 2013 and December 31, 2012 was $91 and $21,518, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third, The Thiiird, and Heroes & Demons products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be less than 1% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve at March 31, 2013 and December 31, 2012 was $10,317.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary and at March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $7,530.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss during the year ended December 31, 2012, the assumed exercise of stock warrants was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At March 31, 2013 there were 3,333 stock warrants that could dilute future earnings. Basic and diluted losses per share have been retroactively restated to reflect a 12:1 reverse stock split on April 3, 2013.

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

During the three months ended March 31, 2013 we incurred a foreign currency transaction loss of $50,138, which is included as part of net income, and a foreign currency translation gain of $44,766, which is included as part of AOCI.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Prior to June 1, 2011, the Company carried no salable inventory and shipped manufactured goods related to purchase orders directly from Stone Corporation. At March 31, 2013 inventory consists of $678,779 of finished goods, $1,348 of work in process, and $77,892 of raw materials.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of March 31, 2013 and December 31, 2012, there have been reserves of $66,916 and $69,214, respectively, made for inventory on hand.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2013 and December 31,2012 were $75,910 and $60,284, respectively. Prepaid expenses and other current assets represent deposits on operating leases and amounts paid for goods and services yet to be received.

Property and Equipment

Property and equipment are recorded at cost and valued at $167,693 as of March 31, 2013. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years, for software, and seven years for leasehold improvements for financial reporting purposes.

Accounts payable and accrued expenses

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable at March 31, 2013 and December 31, 2012 were $393,085 and $265,868, respectively.

The Company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it was not necessary for the Company to separately accrue for vacation or payroll time for the quarter ended March 31, 2013. Our accrued expenses were $301,264 at March 31, 2013 and $212,691 at December 31, 2012.

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

Note 3. Property and equipment

Property and equipment consisted of the following:

	March 31, 2013	December 31, 2012

Furniture and equipment	$85,144	$87,267
Computers and software	25,410	25,410
Website	25,052	25,052
Leasehold improvements	32,087	34,002
	$167,693	$171,731
Less, accumulated depreciation	(44,769)	(38,103)
Property and equipment, net	$122,924	$133,628

Depreciation expense for the three months ended March 31, 2013 and 2012 were $7,637 and $6,678, respectively.

Note 4. Subordinated Notes Payable and Demand Loans

As of March 31, 2013 and December 31, 2012, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $104,002 and $108,514, respectively. This amount is included on the balance sheet under “Due to shareholders”.

As of March 31, 2013 and December 31, 2012, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,601,320 and $1,392,553, respectively. This amount is included on the balance sheet under “Related party, demand loan”. Interest has been imputed on this note at 3.25% per annum. Total imputed interest of $12,573 for the 3 month period ended March 31, 2013.

On August 30, 2012, our Company entered into a credit facility agreement with AMS Holdings Limited. The credit facility has an aggregate principal amount of $300,000 and can be drawn on at any time. Any amounts outstanding are due on the demand of the lender and are non-interest bearing. As of March 31, 2013 and December 31, 2012, our Company was obligated to AMS Holdings Limited for $150,000. This amount is included on the balance sheet under “Demand loans”.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and contains five extension options in five year increments. During the three months ended March 31, 2013, as consideration for the IP rights, we recognized $90,000 of expenses related to license fees, all of which have been included in accrued expenses at March 31, 2013.

The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 until the termination of the licensing agreement.

As of March 31, 2013 and December 31, 2012, the Company had a receivable from consignment sales from Eric Chung, a former director of Horiyoshi the Third Limited, in the amount of $12,383.

In March 2013, the management and directors of the Company authorized the conversion of $50,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.015 per share. This transaction increased the number of shares issued and outstanding to 810,106.

Note 6. Stock-Based Compensation and Warrants

Stock Awards

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, we provided Mr. Catroppa with 3,333 warrants to purchase equity shares at $0.50 per share. The vesting period was from January 1, 2011 to December 31, 2011. The amount fully vested at December 31, 2011.

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the warrant and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The expected life of a warrant grant is based on management’s estimate. The fair value of each warrant grant is recognized as a compensation expense over the vesting period of the warrant on a straight line basis. All warrants were vested and expensed as of December 31, 2011. The warrants have no expiration date. There were no additional awards granted during the quarter ended March 31, 2013.

Note 7. Commitments and Contingencies

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2013:

2013 – remainder	$72,178
2014	43,433
2015	43,433
2016	42,306
2017	42,306
Thereafter	28,204
Total	$271,860

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $33,317 and $41,403 for the three months ended March 31, 2013 and 2012. Rent expense is allocated to operating expenses in the accompanying consolidated statements of operations.

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

Note 9. Subsequent Events

In April 2013, the Company enacted a 12 to 1 reverse stock split which decreased the number of shares issued and outstanding to 810,106. All share and per share amounts have been retroactively restated to reflect the effects of this transaction.

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

Executive Summary

For the three months ended March 31, 2013, we reported net sales of $316,360, a decrease of $201, or less than 1%, less than the $316,561 reported for the quarter ended March 31, 2012. Gross margin increased to 53% for the quarter ended March 31, 2013 compared to 44% for the quarter ended March 31, 2012. Operating expenses, which include all selling, general and administrative costs, decreased $194,151, or 27%, to $540,941 for the quarter ended March 31, 2013 as compared to $735,092 for the quarter ended March 31, 2012. Net loss for the quarter ended March 31, 2013 was $424,182 compared to a net loss of $590,191 for the quarter ended March 31, 2012.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months ended March 31, 2013 and March 31, 2012.

Operating results for the three months March 31, 2013 and March 31, 2012 are summarized below:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenue	$316,360	$316,561
COGS	149,463	176,111
Gross Profit	166,897	140,450
Expenses	540,941	735,092
Other Income (Loss)	(50,138)	4,451
Interest expense	12,573	—
Net Loss	$(436,755)	$(590,191)

Revenue

We earned revenues of $316,360 for the three months ended March 31, 2013 compared to revenues of $316,561 for the three months March 31, 2012. Revenues remained flat in the three month periods ended March 31, 2013 and 2012 as a result of decreased sales to our wholesale customers offset by increased retail revenue via our branded websites and London store.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2013 were $149,463 compared to $176,111 for the three months ended March 31, 2012. Cost of goods sold represented 47% of sales for the three months ended March 31, 2013 as compared to 56% for the three months ended March 31, 2012. This decrease in COGS as a percentage of sales for the three months March 31, 2013 can be attributed to cost savings from moving a portion of production from Japan to Los Angeles, smaller production quantities leading to less markdowns of slow moving inventory, and a larger volume of high margin sales generated from our branded retail store in London and branded websites.

Expenses

Our total expenses for the three months ended March 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Selling	$50,803	$57,774
General and administrative	482,501	651,890
Depreciation	7,637	6,678
Amortization	—	18,750
Total expenses	$540,941	$735,092

For the three months ended March 31, 2013 expenses decreased $194,151, or 27%, to $539,630 as compared to $735,092 for the corresponding period in 2012. This decrease can be attributed to a management’s implementation of an aggressive cost cutting initiative which led to decreases in promotional inventory gifting, travel, meals and entertainment expense, and consulting fees.

Liquidity and Financial Condition

Working Capital
	At March 31, 2013	At December 31, 2012	Change
Current Assets	$916,247	$870,914	$45,333
Current Liabilities	$2,549,762	$2,166,144	$(383,618)
Working Capital	$(1,633,515)	$(1,295,230)	$(338,285)

Cash Flows
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net Cash Used in Operating Activities	$(230,323)	$(736,125)
Net Cash Used by Investing Activities	$—	$(14,222)
Net Cash Provided by Financing Activities	$189,255	$83,480
Net Effect of Foreign Currency Translation	$44,766	$419
Net (Decrease) Increase in Cash During the Period	$3,698	$(666,448)

For the three months ended March 31, 2013, net cash used in operating activities was $230,323 as a result of changes in our working capital and a three month net loss of $436,755.

For the three months ended March 31, 2013, net cash provided by financing activities was $189,255 as a result of proceeds of loans from Lonestar Capital, a related party, offset by repayments of loans to shareholders and a demand loan.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of March 31, 2013 is $15,845.

Prior to the $5,000,000 in equity financing in December 2010, our Company funded some of its operations through debt financing with related party transactions.

As of March 31, 2013, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $104,002.

As of March 31, 2013, our Company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $1,601,320.

As of March 31, 2013, our Company was obligated to AMS Holdings Limited, for a non-interest bearing demand loan with a balance of $150,000.

Plan of Operation and Cash Requirements

Our wholly-owned subsidiary, Horiyoshi the Third Limited, began selling its products in 2009. Our wholly owned subsidiary Horiyoshi Worldwide [U.K.] limited, began operating our first branded retail outlet in London in 2011. Our plan of action over the next twelve months is to continue to market and sell the Horiyoshi, the Thiiird, and Heroes & Demons collections and raise additional capital financing as necessary, to grow operations.

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

Going Concern

For the three months ended March 31, 2013, our Company has a loss of $436,755 and an accumulated deficit of $7,184,201. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Seasonality

To date, with the majority of the Company’s revenues coming from the luxury segment there is seasonality in the revenue steam. The company attends important design shows that are focused on the Women’s and Men’s spring season and Women’s and Men’s fall season which occur in March and September. This translates into the Company booking a large portion of orders and corresponding revenues in the first and third quarter on a yearly basis. However, as sales through our branded websites and retail store in London continue to grow, it will serve to smooth out earnings on a yearly basis going forward.

Critical Accounting Policies

Use of estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare for financial statements. A complete summary of these policies is included in the notes to our financial statements. In general management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation and (ii) Bylaws
3.1	Certificate of Amendment filed with the Nevada Secretary of State on June 17, 2010, effective June 21, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on July 20, 2010).
3.2	Bylaws (Incorporated by reference from exhibit 3.2 of our Registration Statement on Form SB-2 filed on April 13, 2007)
3.3	Amendment to the Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 30, 2009 (Incorporated by reference from exhibit 3.1 of our Current Report on Form 8-K filed on May 8, 2009).
(10)	Material Contracts
10.1	License Agreement dated September 17, 2008 between Horiyoshi III Worldwide Ltd. and Stone Corporation Inc. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.2	Share Exchange Agreement among the company, Horiyoshi the Third Limited and the Shareholders of Horiyoshi the Third Limited dated September 1, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on September 3, 2010).
10.3	Amendment to Share Exchange Agreement dated November 5, 2010 with Horiyoshi the Third Limited. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.4	Share Cancellation Agreement dated November 5, 2010 with Mitsuo Kojima. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.5	Share Issuance Agreement dated November 29, 2010 with Zyndy Trade Corp.
10.6	Consulting Agreement dated January 1, 2011 with Raymond A. Catroppa (Incorporated by reference from our Current Report on Form 8-K filed on February 28, 2011).
10.7	License Agreement dated June 1, 2011between Horiyoshi The Third Limited and Stone Corporation Inc.
10.8	Agreement For Settlement of Prepaid Assets and Forgiveness of Debt dated June 30, 2011 between Horiyoshi The Third Limited, Lonestar Capital Limited, and Stone Corporation Inc.
(14)	Code of Ethics
14.1	Code of Ethics (Incorporate by reference from exhibit 14 of our Annual Report on Form 10-KSB filed on March 26, 2008
(21)	Subsidiaries of the Registrant
21.1	Horiyoshi the Third Limited
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HORIYOSHI WORLDWIDE INC.

Date: May 20, 2013	By:	/s/ Kerry Chung
Kerry Chung President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 20, 2013	By:	/s/ Darren Takemoto, CPA
Darren Takemoto, CPA Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

