Form 10-Q
period 2013-06-30
Horiyoshi Worldwide Inc.
filed 2013-08-19
CIK 1396118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-53976

HORIYOSHI WORLDWIDE INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513655
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

506 S. Spring Street #13575	90013
(Address of principal executive offices)	(Zip Code)

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

☑Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

As of August 19, 2013, there were 810,180 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Horiyoshi Worldwide Inc.,(the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "HHWW" refers to Horiyoshi Worldwide Inc.

PART I- FINANCIAL INFORMATION

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

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

1

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2013	2012
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$16,866	12,147
Accounts receivable (net)	93,814	73,145
Accounts receivable, related party	12,383	12,383
Prepaid expenses and other assets	16,377	60,284
Inventory	520,191	712,955
Total current assets	659,631	870,914
Property and equipment, net	104,228	133,628
Licensing rights, net	—	—
Total assets	$763,859	1,004,542
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$369,7712	265,868
Deferred Revenue	5,082	21,518
Accrued expenses	400,454	212,691
Due to shareholders	104,002	108,514
Demand loan	150,000	165,000
Related party, demand loan	1,597,320	1,392,553
Total current liabilities	2,626,630	2,166,144
Non-current liabilities
Long-term loans	—	—
Total liabilities	$2,626,630	2,166,144
Stockholder's Deficit
Preferred stock, par value $0.001, 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.001, 1,081,100,000 shares authorized, 810,180 and 529,333 shares issued and outstanding as of June 30, 2013 and December 31, 2012	810	529
Additional Paid-in Capital	5,646,135	5,603,416
Stock subscription receivable	—	—
Accumulated other comprehensive loss	26,547	(18,101)
Accumulated deificit	(7,535,263)	(6,747,446)
Total stockholders' deficit	(1,862,771)	(1,161,602)
Total liabilities and stockholders' deficit	$763,859	1,004,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue, net	208,001	146,283	524,361	462,844
Cost of sales	158,791	86,574	308,254	262,685
Gross profit	49,210	59,709	216,107	200,159
Operating Expenses
Selling expenses	5,854	34,946	56,657	92,720
General and administrative expenses	371,102	564,258	853,603	1,216,148
Depreciation and amortization	7,383	25,456	15,020	50,884
Total operating expenses	384,339	624,660	925,280	1,359,752
Income (loss) from operations	(335,129)	(564,951)	(709,173)	(1,159,593)
Non-operating income (expenses)
Other income	—	1	—	84
Loss on fixed asset disposal	(8,339)	—	(8,339)	—
Foreign currency transaction gain/(loss)	4,400	(7,969)	(45,738)	(3,601)
Net (loss) before interest and taxes	(339,068)	(572,919)	(763,250)	(1,163,110)
Interest expense	(12,994)	—	(25,567)	—
Net (loss) before income taxes	(352,062)	(572,919)	(788,817)	(1,163,110)
Income taxes	—	—	—	—
Net (loss)	(352,062)	(572,919)	(788,817)	(1,163,110)
Foreign currency translation adjustment	(118)	2,541	44,648	(988)
Comprehensive (loss)	(352,180)	(570,378)	(744,169)	(1,164,098)
Earnings (loss) per share of common stock	(0.43)	(1.08)	(1.10)	(2.20)
Weighted average shares of common stock outstanding	810,180	529,333	716,564	529,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended
	June 30,	June 30,
	2013	2012
	Unaudited	Audited
Cash flows from operating activities
Net (loss)	$(788,817)	$(1,163,110)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,020	13,384
Amortization	—	37,500
Allowance for doubtful accounts	—	(899)
Warrants issued for services	—	—
Stock subscription receivable	—	—
Loss on fixed asset disposal	(1,380)	—
Foreign currency transaction (gain)/loss	45,738	(4,418)
Changes in operating assets and liabilities:
Accounts receivable	(20,669)	(26,703)
Prepaid expenses and other assets	43,907	(58,199)
Inventory	192,764	(4)
Accounts payable	103,903	(96,009)
Deferred revenue	(16,436)	(41,408)
Accrued expenses	187,763	(13,247)
Net cash used in operating activities	(238,207)	(1,353,113)
Cash flows from investing activities
Purchase of equipment	—	(12,758)
Proceeds from disposal fixed assets	13,023	—
Net cash used in investing activities	13,023	(12,758)
Cash flows from financing activities
Proceeds of loan from shareholders/directors	488	378,003
Repayment of loans from shareholders	(5,000)
Repayment of demand loan	(15,000)
Proceeds of related party demand loans	204,767	—
Net cash flows provided by financing activities:	185,255	378,003
Effect of foreign currency translation on cash and cash equivalents	(44,648)	(84)
Net increase in cash	4,719	(987,952)
Cash - beginning of period	12,147	1,117,750
Cash - end of period	$16,866	$129,798

The accompanying notes are an integral part of the condensed consolidated financial statements.

HORIYOSHI WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2013, the management and directors of Horiyoshi Worldwide, Inc. authorized the conversion of $50,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.015. This transaction increased the number of shares issued and outstanding to 810,180.

In April 2013, Horiyoshi Worldwide, Inc. enacted a 12 to 1 reverse stock split which decreased the number of shares issued and outstanding to 810,180. All share and per share amounts have been retroactively restated to reflect the effects of this transaction.

Going Concern, Liquidity and Management's Plan

As of June 30, 2013 our Company has accumulated losses of $7,536,263 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deferred revenue as of June 30, 2013 and December 31, 2012 was $5,082 and $21,518, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third, The Thiiird, and Heroes & Demons products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be less than 1% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve at June 30, 2013 and December 31, 2012 was $10,317 .

Cost of sales

Cost of goods sold consists of cost of purchases for resale to stores located in in Canada, Dubai, France, Italy, Japan, Kuwait, Mexico, Saudi Arabia, Russia, Hong Kong the United Kingdom, and the United States.  It also consists of cost of purchases for resale of our branded online Horiyoshi the Third, The Thiiird, and Heroes and Demons stores as well as our branded retail outlet in London. In addition, write offs of obsolete inventory, changes in the inventory reserve, and shrinkage are included in cost of goods sold. Generally, our customers are required to pay all shipping costs for the delivery of their orders.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary and at June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $7,530.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss during the three and six month periods ended June 30, 2013 and 2012, the assumed exercise of stock warrants was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At June 30, 2013 and 2012 there were 3,333 stock warrants that could dilute future earnings.

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

During the six months ended June 30, 2013 and 2012 we incurred foreign currency transaction losses of $45,738 and 3,601, which have been included as part of net income, and foreign currency translation gains of $44,648 and $988, which have been included as part of AOCI.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. At June 30, 2013 and December 30, 2012 inventory consists of $440,951 and $670,379 of finished goods, $1,348 and $12,804 of work in process, and $77,892 and $98,986 of raw materials.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of June 30, 2013 and December 31, 2012, there have been reserves of $48,440 and $69,214, respectively, made for inventory on hand.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2013 and December 31, 2012 were $16,377 and $60,284, respectively. Prepaid expenses and other current assets represent deposits on operating leases and amounts paid for goods and services yet to be received.

Property and Equipment

Property and equipment are recorded at cost and valued at $151,984 and $170,731 as of June 30, 2013 and December 31, 2012, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years, for software, and seven years for leasehold improvements for financial reporting purposes.

Accounts payable and accrued expenses

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable at June 30, 2013 and December 31, 2012 were $369,772 and $265,868, respectively.

The Company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it was not necessary for the Company to separately accrue for vacation or payroll time for the six months ended June 30, 2013. Our accrued expenses were $400,455 at June 30, 2013 and $212,691 at December 31, 2012.

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

Note 3. Property and equipment

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012

Furniture and equipment	$70,739	$87,267
Computers and software	24,068	25,410
Website	25,052	25,052
Leasehold improvements	32,125	34,002
	$151,984	$171,731
Less, accumulated depreciation	(47,756)	(38,103)
Property and equipment, net	$104,228	$133,628

Depreciation expense for the six months ended June 30, 2013 and 2012 were $5,020 and $13,384, respectively.

Note 4. Subordinated Notes Payable and Demand Loans

As of June 30, 2013 and December 31, 2012, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $104,002 and $108,514, respectively. This amount is included on the balance sheet under “Due to shareholders”.

As of June 30, 2013 and December 31, 2012, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,597,320 and $1,392,553, respectively. This amount is included on the balance sheet under “Related party, demand loan”. Interest has been imputed on this note at 3.25% per annum. Total imputed interest was $25,567 for the six month period ended June 30, 2013.

On August 30, 2012, our Company entered into a credit facility agreement with AMS Holdings Limited. The credit facility has an aggregate principal amount of $300,000 and can be drawn on at any time. Any amounts outstanding are due on the demand of the lender and are non-interest bearing. As of June 30, 2013 and December 31, 2012, our Company was obligated to AMS Holdings Limited for $150,000. This amount is included on the balance sheet under “Demand loans”.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and contains five extension options in five year increments. During the six months ended June 30, 2013, as consideration for the IP rights, we recognized $180,000 of expenses related to license fees, all of which have been included in accrued expenses at June 30, 2013.

The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 until the termination of the licensing agreement.

As of June 30, 2013 and December 31, 2012, the Company had a receivable from consignment sales from Eric Chung, a former director of Horiyoshi the Third Limited, in the amount of $12,383.

In March 2013, the management and directors of the Company authorized the conversion of $50,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.015 per share. This transaction increased the number of shares issued and outstanding to 810,180.

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

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the warrant and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The expected life of a warrant grant is based on management’s estimate. The fair value of each warrant grant is recognized as a compensation expense over the vesting period of the warrant on a straight line basis. All warrants were vested and expensed as of December 31, 2011. The warrants have no expiration date. There were no additional awards granted during the six months ended June 30, 2013.

Note 7. Commitments and Contingencies

Operating Leases

In September 2011, the Company entered into an agreement to lease a building for its first retail store at 19 Connaught Street, London W2. The lease has a term of 7 years and expires at the end of August 2018. The Company accounts for this lease as an operating lease.

The Company also leases certain office equipment under operating lease agreements.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2013:

2013 – remainder	$22,414
2014	42,716
2015	42,716
2016	42,012
2017	40,604
Thereafter	30,453
Total	$220,915

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $57,027 and $55,150 for the six months ended June 30, 2013 and 2012. Rent expense is allocated to operating expenses in the accompanying consolidated statements of operations.

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

End of Notes to Financials

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

Executive Summary

For the three months ended June 30, 2013, we reported net sales of $208,001, an increase of $61,718, or 42% more than the $146,283 reported for the three months ended June 30, 2012. Gross margin decreased to 24% for the three months ended June 30, 2013 compared to 41% for the three months ended June 30, 2012. Operating expenses, which include all selling, general and administrative costs, decreased $240,321, or 38%, to $384,339 for the three months ended June 30, 2013 as compared to $624,660 for the three months ended June 30, 2012. Net loss for the three months ended June 30, 2013 was $352,062 compared to a net loss of $572,919 for the three months ended June 30, 2012.

For the six months ended June 30, 2013, we reported net sales of $524,361, an increase of $61,517, or 13% more than the $462,844 reported for the six months ended June 30, 2012. Gross margin decreased to 41% for the six months ended June 30, 2013 compared to 43% for the six months ended June 30, 2012. Operating expenses, which include all selling, general and administrative costs, decreased $434,472, or 32%, to $925,280 for the six months ended June 30, 2013 as compared to $1,359,752 for the six months ended June 30, 2012. Net loss for the six months ended June 30, 2013 was $788,817 compared to a net loss of $1,163,110 for the six months ended June 30, 2012.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three and six months ended June 30, 2013 and June 30, 2012.

Operating results for the three months June 30, 2013 and June 30, 2012 are summarized below:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenue	$208,001	$146,283	$524,361	$462,844
COGS	158,791	86,574	308,254	262,685
Gross Profit	49,210	59,709	216,107	200,159
Expenses	384,339	624,660	925,280	1,359,752
Other income (expense)	(3,939)	(7,969)	(54,077)	(3,517)
Interest expense	12,994	—	25,567	—
Net Loss	$(352,062)	$(572,919)	$(788,817)	$(1,163,110)

Revenue

We earned revenues of $208,001 for the three months ended June 30, 2013 compared to revenues of $146,283 for the three months June 30, 2012. For the six months ended June 30, 2013 we earned revenues of $524,361 compared to $462,844 for the corresponding period in 2012. Revenues increased in the three and six months periods as a result of a year over year increase in sales at our retail store in London, increased sales volume on our branded website, and the sale of prior season inventory to wholesale discounters.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2013 were $158,791 compared to $86,574 for the three months ended June 30, 2012. Cost of goods sold represented 76% of sales for the three months ended June 30, 2013 as compared to 59% for the three months ended June 30, 2012. For the six months ended June 30, 2013, cost of goods sold were 308,254, or 59% of sales, compared to $262,685, or 57% of sales, for the six months ended June 30, 2012. The increase in cost of goods sold as a percentage of sales for the three and six month periods ended June 30, 2013, can be attributed to the sale of old season inventory at reduced prices to wholesale discounters as well as through our branded website and retail store in London.

Expenses

Our total expenses for the three and six months ended June 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Selling	$5,854	$34,946	$56,657	$92,720
General and administrative	371,102	564,258	853,603	1,216,148
Depreciation	7,383	6,706	15,020	13,384
Amortization	—	18,750	—	37,500
Total expenses	$384,339	$624,660	$925,280	$1,359,752

For the three months ended June 30, 2013 expenses decreased $240,321, or 38%, to $382,282 as compared to $624,660 for the corresponding period in 2012. For the six months ended June 30, 2013 expenses decreased $434,472 or 32%, to $920,280 as compared to $1,359,752 for the corresponding period in 2012. This decrease can be attributed to a management’s implementation of an aggressive cost cutting initiative which led to decreases in travel, meals and entertainment expense, and consulting fees.

Liquidity and Financial Condition

Working Capital
	At June 30, 2013	At December 31, 2012	Change
Current Assets	$659,631	$870,914	$(211,283)
Current Liabilities	$2,626,629	$2,166,144	$(460,485)
Working Capital	$(1,966,998)	$(1,295,230)	$(671,768)

Cash Flows
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net Cash Used in Operating Activities	$(238,207)	$(1,353,113)
Net Cash Provided (Used) by Investing Activities	$13,023	$(12,758)
Net Cash Provided by Financing Activities	$185,255	$378,003
Net Effect of Foreign Currency Translation	$44,648	$(84)
Net (Decrease) Increase in Cash During the Period	$4,719	$(987,952)

For the six months ended June 30, 2013, net cash used in operating activities was $238,207 as a result of changes in our working capital and a six month net loss of $788,817.

For the six months ended June 30, 2013, net cash provided by investing activities was $13,023 as a result of disposals of fixed assets.

For the six months ended June 30, 2013, net cash provided by financing activities was $185,255 as a result of proceeds of loans from Lonestar Capital, a related party, offset by repayments of loans to shareholders and a demand loan.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of June 30, 2013 is $16,866.

Prior to the $5,000,000 in equity financing in December 2010, our Company funded some of its operations through debt financing with related party transactions.

As of June 30, 2013, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $104,002.

As of June 30, 2013, our Company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $1,597,320.

As of June 30, 2013, our Company was obligated to AMS Holdings Limited, for a non-interest bearing demand loan with a balance of $150,000.

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

Going Concern

For the six months ended June 30, 2013, our Company has a loss of $788,817 and an accumulated deficit of $7,536,263. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HORIYOSHI WORLDWIDE INC.

Date: August 19, 2013	By:	/s/ Kerry Chung
Kerry Chung President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 19, 2013	By:	/s/ Darren Takemoto, CPA
Darren Takemoto, CPA Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.