Form 10-Q
period 2013-09-30
Horiyoshi Worldwide Inc.
filed 2013-11-14
CIK 1396118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 13, 2013, there were 810,180 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HORIYOSHI WORLDWIDE INC.

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

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

1

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited) September 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$29,471	$12,147
Accounts receivable (net)	28,093	73,145
Accounts receivable, related party	12,383	12,383
Prepaid expenses and other assets	8,864	60,284
Inventory	490,455	712,955
Total current assets	569,266	870,914
Property and equipment, net	99,882	133,628
Total assets	$669,148	$1,004,542
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$347,251	$265,868
Deferred Revenue	14,114	21,518
Accrued expenses	492,157	212,691
Due to shareholders	104,002	108,514
Demand loan	150,000	165,000
Related party, demand loan	1,665,520	1,392,553
Total current liabilities	2,773,044	2,166,144
Total liabilities	$2,773,044	$2,166,144
Stockholder's Deficit
Preferred stock, par value $0.001, 100,000,000 shares authorized, none issued and outstanding
Common stock, par value $0.001, 1,081,100,000 shares authorized, 810,180 and 529,333 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	810	529
Additional Paid-in Capital	5,646,135	5,603,416
Accumulated other comprehensive loss	(22,076)	(18,101)
Accumulated deficit	(7,728,765)	(6,747,446)
Total stockholders' deficit	(2,103,896)	(1,161,602)
Total liabilities and stockholders' deficit	$669,148	$1,004,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenue, net	$128,084	$376,428	$652,445	$839,272
Cost of sales	53,724	193,924	361,978	456,608
Gross profit	74,360	182,504	290,467	382,664
Operating Expenses
Selling expenses	3,010	1,194	59,667	93,914
General and administrative expenses	301,200	656,965	1,154,803	1,873,113
Depreciation and amortization	6,756	25,581	21,776	76,465
Total operating expenses	310,966	683,740	1,236,246	2,043,492
Income (loss) from operations	(236,606)	(501,236)	(945,779)	(1,660,828)
Non-operating income (expenses)
Other income	—	14	—	98
Loss on fixed asset disposal	(175)	—	(8,514)	—
Foreign currency transaction gain/(loss)	57,406	1,778	11,668	(12,128)
Net (loss) before interest and taxes	(179,375)	(499,444)	(942,625)	(1,672,858)
Interest expense	(13,127)	—	(38,694)	—
Net (loss) before income taxes	(192,502)	(499,444)	(981,319)	(1,672,858)
Income taxes	—	—	—	—
Net (loss)	(192,502)	(499,444)	(981,319)	(1,672,858)
Foreign currency translation adjustment	(48,623)	1,368	(3,975)	381
Comprehensive (loss)	(241,126)	(498,076)	(985,294)	(1,672,477)
Earnings (loss) per share of common stock	(0.24)	(0.94)	(1.31)	(3.16)
Weighted average shares of common stock outstanding	810,180	529,333	747,770	529,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,	September 30,
	2013	2012

Cash flows from operating activities
Net (loss)	$(981,319)	$(1,672,858)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	21,776	20,215
Amortization	—	56,250
Allowance for doubtful accounts	—	(899)
Allowance for inventory valuation	—	(34,698)
Loss on fixed asset disposal	8,910	—
Foreign currency transaction (gain)/loss	—	(397)
Changes in operating assets and liabilities:
Accounts receivable	45,052	(133,485)
Prepaid expenses and other assets	51,420	(67,533)
Inventory	222,500	45,465
Accounts payable	81,383	(17,743)
Deferred revenue	(7,404)	(47,830)
Accrued expenses	279,466	115,173
Net cash used in operating activities	(278,216)	(1,738,340)
Cash flows from investing activities
Purchase of equipment	—	(13,382)
Proceeds from disposal of fixed assets	3,060	—
Net cash provided by (used in) investing activities	3,060	(13,382)
Cash flows from financing activities
Proceeds of loan from shareholders/directors	488	530,693
Repayment of loans from shareholders	(5,000)	(2,689)
Proceeds from demand loan	—	150,000
Repayment of demand loan	(15,000)	—
Proceeds of related party demand loans	322,967	—
Net cash flows provided by financing activities:	303,455	678,004
Effect of foreign currency translation on cash and cash equivalents	(10,975)	966
Net increase in cash	17,324	(1,072,752)
Cash - beginning of period	12,147	1,117,750
Cash - end of period	$29,471	$44,998
Noncash Investing and Financing Activities:
Conversion of related party demand loan into common stock	$50,0000	$—

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

Going Concern, Liquidity and Management's Plan

As of September 30, 2013 our Company has accumulated losses of $7,728,765 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deferred revenue as of September 30, 2013 and December 31, 2012 was $14,114 and $21,518, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third, The Thiiird, and Heroes & Demons products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be less than 1% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve at September 30, 2013 and December 31, 2012 was $10,317.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary and at September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $7,530.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss during the three and nine month periods ended September 30, 2013 and 2012, the assumed exercise of stock warrants was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At September 30, 2013 and 2012 there were 3,333 stock warrants that could dilute future earnings.

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

During the nine months ended September 30, 2013, we incurred a foreign currency transaction gain of $11,668, which has been included as part of net income, and a foreign currency translation loss of $3,975, which has been included as part of AOCI. During the nine months ended September 30, 2012, we incurred a foreign currency transaction loss of $12,128, which has been included as part of net income, and a foreign currency translation gain of $381, which has been included as part of AOCI.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. At September 30, 2013 and December 31, 2012, inventory consists of $465,730 and $670,379 of finished goods, $1,348 and $1,348 of work in progress, and $69,070 and $98,986 of raw materials.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of September 30, 2013 and December 31, 2012, there have been reserves of $45,693 and $69,214, respectively, made for inventory on hand.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2013 and December 31, 2012 were $8,864 and $60,284, respectively. Prepaid expenses and other current assets represent deposits on operating leases and amounts paid for goods and services yet to be received.

Property and Equipment

Property and equipment are record at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years, for software, and seven years for leasehold improvements for financial reporting purposes.

Accounts payable and accrued expenses

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable at September 30, 2013 and December 31, 2012 were $347,251 and $265,868, respectively.

The Company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it was not necessary for the Company to separately accrue for vacation or payroll time for the nine months ended September 30, 2013. Our accrued expenses were $492,157 at September 30, 2013 and $212,691 at December 31, 2012.

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

Note 3. Property and equipment

Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012

Furniture and equipment	$72,782	$87,267
Computers and software	24,068	25,410
Website	25,052	25,052
Leasehold improvements	32,043	34,002
	$153,945	$171,731
Less, accumulated depreciation	(54,063)	(38,103)
Property and equipment, net	$99,882	$133,628

Depreciation expense for the nine months ended September 30, 2013 and 2012 were $21,776 and $20,215, respectively.

Note 4. Subordinated Notes Payable and Demand Loans

As of September 30, 2013 and December 31, 2012, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $104,002 and $108,514, respectively. This amount is included on the balance sheet under “Due to shareholders”.

As of September 30, 2013 and December 31, 2012, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,665,520 and $1,392,553, respectively. This amount is included on the balance sheet under “Related party, demand loan”. Interest has been imputed on this note at 3.25% per annum. Total imputed interest was $38,694 for the nine month period ended September 30, 2013.

On August 30, 2012, our Company entered into a credit facility agreement with AMS Holdings Limited. The credit facility has an aggregate principal amount of $300,000 and can be drawn on at any time. Any amounts outstanding are due on the demand of the lender and are non-interest bearing. As of September 30, 2013 and December 31, 2012, our Company was obligated to AMS Holdings Limited for $150,000. This amount is included on the balance sheet under “Demand loans”.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and contains five extension options in five year increments. During the nine months ended September 30, 2013, as consideration for the IP rights, we recognized $270,000 of expenses related to license fees, all of which have been included in accrued expenses at September 30, 2013.

The Company will continue to pay Stone Corporation a flat monthly license fee of $30,000 until the termination of the licensing agreement.

As of September 30, 2013 and December 31, 2012, the Company had a receivable from consignment sales from Eric Chung, a former director of Horiyoshi the Third Limited, in the amount of $12,383.

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

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the warrant and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The expected life of a warrant grant is based on management’s estimate. The fair value of each warrant grant is recognized as a compensation expense over the vesting period of the warrant on a straight line basis. All warrants were vested and expensed as of December 31, 2011. The warrants have no expiration date. There were no additional awards granted during the nine months ended September 30, 2013.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2013:

2013 – remainder	$10,679
2014	42,716
2015	42,716
2016	42,012
2017	40,604
Thereafter	30,453
Total	$209,180

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $65,656 and $82,486 for the nine months September 30, 2013 and 2012. Rent expense is allocated to operating expenses in the accompanying consolidated statements of operations.

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

End of Notes to Financials.

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

Executive Summary

For the three months ended September 30, 2013, we reported net sales of $128,084, a decrease of $248,344, or 66%, less than the $376,428 reported for the quarter ended September 30, 2012. Gross margin increased to 58% for the quarter ended September 30, 2013 compared to 48% for the quarter ended September 30, 2012. Operating expenses, which include all selling, general and administrative costs, decreased $372,774, or 55%, to $310,966 for the quarter ended September 30, 2013 as compared to $683,740 for the quarter ended September 30, 2012. Net loss for the quarter ended September 30, 2013 was $192,502 compared to a net loss of $499,444 for the quarter ended September 30, 2012.

For the nine months ended September 30, 2013, we reported net sales of $652,445, a decrease of $186,827, or 22%, less than the $839,272 reported for the nine months ended September 30, 2012. Gross margin decreased to 45% for the nine months ended September 30, 2013 compared to 46% for the nine months ended September 30, 2012. Operating expenses, which include all selling, general and administrative costs, decreased $807,246, or 40%, to $1,236,246 for the nine months ended September 30, 2013 as compared to $2,043,492 for the nine months ended September 30, 2012. Net loss for the nine months ended September 30, 2013 was $981,319 compared to a net loss of $1,672,858 for the nine months ended September 30, 2011.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three and nine months ended September 30, 2013 and September 30, 2012.

Operating results for the three months and nine months ended September 30, 2013 and September 30, 2012 are summarized below:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Revenue	$128,084	$376,428	$652,445	$839,272
COGS	53,724	193,924	361,978	456,608
Gross Profit	74,360	182,504	290,467	382,664
Expenses	310,966	683,740	1,236,246	2,043,492
Other income (expense)	57,231	1,792	3,154	(12,030)
Interest expense	13,127	—	38,694	—
Net Loss	$(192,502)	$(499,444)	$(981,319)	$(1,672,858)

Revenue

We earned revenues of $128,084 for the three months ended September 30, 2013 compared to revenues of $376,428 for the three months September 30, 2012. For the nine months ended September 30, 2013 we earned revenues of $652,445 compared to $839,272 for the corresponding period in 2012. Revenues decreased in the three and nine month periods as a result of our inability to produce and deliver for our fall/winter 2013 seasonal wholesale orders due to cash flow constraints.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2013 were $53,724 compared to $193,924 for the three months ended September 30, 2012. Cost of goods sold represented 42% of sales for the three months ended September 30, 2013 as compared to 52% for the three months ended September 30, 2012. For the nine months ended September 30, 2013, cost of goods sold were $361,978, or 55% of sales, compared to $456,608, or 54% of sales, for the nine months ended September 30, 2012. The decrease in cost of goods sold as a percentage of sales for the three month period ended September 30, 2013, can be attributed to increased sales at the retail level through our branded websites and London store. The increase in cost of goods sold as a percentage of sales for the nine month period ended September 30, 2013, can be attributed to the sale of old season inventory at significantly reduced prices to wholesale discounters.

Expenses

Our total expenses for the three and nine months ended September 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Selling	$3,010	$1,194	$59,657	$93,914
General and administrative	301,200	656,965	1,154,803	1,873,113
Depreciation	6,756	6,831	21,776	20,215
Amortization	—	18,750	—	56,250
Total expenses	$310,966	$683,740	$1,236,246	$2,043,492

For the three months ended September 30, 2013 expenses decreased $372,774, or 55%, to $310,966 as compared to $683,740 for the corresponding period in 2012. For the nine months ended September 30, 2013 expenses decreased $807,246 or 40%, to $1,236,246 as compared to $2,043,492 for the corresponding period in 2012. This decrease can be attributed to a management’s implementation of an aggressive cost cutting initiative which led to decreases in travel, meals and entertainment expense, sampling costs, professional fees, and rent expense.

Liquidity and Financial Condition

Working Capital
	At September 30, 2013	At December 31, 2012	Change
Current Assets	$569,266	$870,914	$(301,648)
Current Liabilities	$2,773,044	$2,166,144	$(606,900)
Working Capital	$(2,203,778)	$(1,295,230)	$(908,548)

Cash Flows
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net Cash Used in Operating Activities	$(278,216)	$(1,738,340)
Net Cash Provided (Used) by Investing Activities	$3,060	$(13,382)
Net Cash Provided by Financing Activities	$303,455	$678,004
Net Effect of Foreign Currency Translation	$(10,975)	$966
Net (Decrease) Increase in Cash During the Period	$17,324	$(1,072,752)

For the nine months ended September 30, 2013, net cash used in operating activities was $278,216 as a result of changes in our working capital and a nine month net loss of $981,319.

For the nine months ended September 30, 2013, net cash provided by investing activities was $3,060 as a result of disposals of fixed assets.

For the nine months ended September 30, 2013, net cash provided by financing activities was $303,455 as a result of proceeds of loans from Lonestar Capital, a related party, offset by repayments of loans to shareholders and a demand loan.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of September 30, 2013 is $29,471.

Prior to the $5,000,000 in equity financing in December 2010, our Company funded some of its operations through debt financing with related party transactions.

As of September 30, 2013, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $104,002.

As of September 30, 2013, our Company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $1,665,520.

As of September 30, 2013, our Company was obligated to AMS Holdings Limited, for a non-interest bearing demand loan with a balance of $150,000.

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

Going Concern

For the nine months ended September 30, 2013, our Company has a loss of $981,319 and an accumulated deficit of $7,728,765. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation and (ii) Bylaws
3.1	Certificate of Amendment filed with the Nevada Secretary of State on June 17, 2010, effective June 21, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on July 20, 2010).
3.2	Bylaws (Incorporated by reference from exhibit 3.2 of our Registration Statement on Form SB-2 filed on April 13, 2007)
3.3	Amendment to the Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 30, 2009 (Incorporated by reference from exhibit 3.1 of our Current Report on Form 8-K filed on May 8, 2009).
(10)	Material Contracts
10.1	License Agreement dated September 17, 2008 between Horiyoshi III Worldwide Ltd. and Stone Corporation Inc. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.2	Share Exchange Agreement among the company, Horiyoshi the Third Limited and the Shareholders of Horiyoshi the Third Limited dated September 1, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on September 3, 2010).
10.3	Amendment to Share Exchange Agreement dated November 5, 2010 with Horiyoshi the Third Limited. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.4	Share Cancellation Agreement dated November 5, 2010 with Mitsuo Kojima. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.5	Share Issuance Agreement dated November 29, 2010 with Zyndy Trade Corp.
10.6	Consulting Agreement dated January 1, 2011 with Raymond A. Catroppa (Incorporated by reference from our Current Report on Form 8-K filed on February 28, 2011).
10.7	License Agreement dated June 1, 2011 between Horiyoshi The Third Limited and Stone Corporation Inc.
10.8	Agreement For Settlement of Prepaid Assets and Forgiveness of Debt dated June 30, 2011 between Horiyoshi The Third Limited, Lonestar Capital Limited, and Stone Corporation Inc.
(14)	Code of Ethics
14.1	Code of Ethics (Incorporate by reference from exhibit 14 of our Annual Report on Form 10-KSB filed on March 26, 2008
(21)	Subsidiaries of the Registrant
21.1	Horiyoshi the Third Limited
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HORIYOSHI WORLDWIDE INC.
(Registrant)
Dated: November 14, 2013	/s/ Kerry Chung
Kerry Chung
President and Chief Executive Officer
(Principal Executive Officer)
Dated: November 14, 2013	/s/ Darren Takemoto
Darren Takemoto
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.