Form 10-K
period 2013-12-31
Horiyoshi Worldwide Inc.
filed 2014-04-15
CIK 1396118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2013
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-53976

HORIYOSHI WORLDWIDE INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

506 S. Spring St. #13575, Los Angeles, CA	90013
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	213.741.1920

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☑
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
Yes ☑ No ☐
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
Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2013 was $197,681 of common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
810,180 as of April 8, 2014

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

Operating Strategy

Since we began our apparel business in 2009 we have employed the following operating strategies:

•	Development of Brand Recognition: Capitalizing upon and building the global name recognition and distinctive brand image of Horiyoshi the Third in the luxury casual apparel market.
•	Accessing global distribution networks for luxury fashion apparel: Establishing relationships with luxury retailers across global markets in order to increase the breadth of our distribution channels.
•	Maintaining Brand Exclusivity and
•	Consistency: Maintaining and building the exclusivity of our brand through controlled product selection, retail distribution, and strategic marketing and media exposure. To reinforce and build a global image of exclusivity and appeal, we sell through a limited number of stores, including better department stores (such as Harvey Nichols Worldwide and Saks Fifth Avenue), large speciality stores, better boutiques catering to affluent, fashion-conscious customers (such as Maxfield in Los Angeles, California), and exclusive online retailers (such as Net-A-Porter). Consistent with our operating philosophy, we intend to maintain strict control over design, quality, advertising, marketing and distribution of our products, as well as licensing of our trademarks and signature artwork.

Growth Strategy

As the company develops brand recognition and builds a stable distribution network, we will continue to diversify our product offerings and increase our presence in retail markets worldwide. In addition, we intend to expand our direct to customer sales through the opening of branded retail stores and further development of our online shop. We also intend to broaden our customer base by introducing select beauty and lifestyle products at lower prices in the future. Such expansion will depend on our ability to develop greater distribution capabilities, or to selectively license or cross-license our intellectual property to third party producers. Any infrastructure expansion or licensing arrangements will be based on certain important criteria such as appropriate minimum sales commitments, our ability to preserve the design and quality of the products manufactured, and our ability to control the manner in which such products are advertised, marketed, and distributed.

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

Employees

As of December 31, 2013 we had 6 employees working either full-time or part-time. None of our employees are represented by a labor union, and we consider our relations with our employees to be satisfactory.

Customers and Distribution

Our products are distributed through a growing number of non-affiliated apparel retailers worldwide, our branded retail store in London, England, and our “Horiyoshi the Third”, “The Thiiird”, and “Heroes & Demons” branded websites. For the year ended December 31, 2013 there was one retail distribution customer representing greater than 10% of total sales revenue. Century 21 Department Stores, Inc. represented 13.5% of total sales revenue and 12.6% of accounts receivables for the year ended December 31, 2013. The remainder of our wholesale revenues were derived from over 40 retailers located in Canada, Dubai, Italy, Japan, Kuwait, Mexico, Saudi Arabia, Russia, the United Kingdom, and the United States. For the year ended December 31, 2012, there were not any retail distribution customers that represented greater than 10% of total sales revenue. We have continued to diversify our retail distribution base and our concentration risk has improved markedly for the year ending December 31, 2013. We have not experienced any significant difficulties in collecting our accounts receivable in the past. Our subsidiary, Horiyoshi the Third Limited, began selling its products in 2009. Our branded retail store in London, England began operations in October 2011. Total direct to consumer sales for the year ending December 31, 2013 was approximately $320,521 through our branded retail store and $102,036 through our branded websites.

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

Subsidiaries

As of December 31, 2013, we have two wholly owned subsidiaries, Horiyoshi the Third Limited, a Hong Kong company, and Horiyoshi Worldwide [UK] Limited, a United Kingdom company.

Intellectual Property

Our wholly owned subsidiary, Horiyoshi the Third Limited, is the exclusive licensee of the trademarks, product designs, and copyrighted artwork associated with the Horiyoshi, The Thiiird, and Heroes & Demons brands. All trademarks, designs and artwork used by Horiyoshi the Third Limited are owned by Stone Corporation Inc. d/b/a Stone Japan, a Japanese corporation that is 80% owned by Lone Star Capital Limited, (a Hong Kong company and owned by our principal shareholder) and 20% owned by Yoshihito Nakano, Master Horiyoshi III. The marks, designs and artwork are licensed to Horiyoshi the Third Limited on an exclusive basis under the amended license agreement dated June 1, 2011. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and has since been extended on a month to month basis. We paid consideration of $750,000 as a non-refundable entry fee into the license agreement, $45,000 as a flat license fee for the month of June 2011, and $30,000 per month from July 2011 through December 2013. As of December 31, 2013 we have included $487,016 of unpaid license fees in accrued expenses. We will continue to pay and/or accrue license fees to Stone Corporation of $30,000 per month through the date of expiration.

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

 Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related to our Business

Dependence on Key Personnel

The future success of our company depends largely on the talents and efforts of our principal designer, Master Horiyoshi III, as well as on the talents and abilities of other key members of our team, including our Directors, Chief Executive Officer, Chief Financial Officer and our independent contractors. Although we believe that our continued operation and growth might be sustained without the ongoing contributions of Master Horiyoshi III or of other personnel; no assurance can be given that our business would not be adversely affected if certain key members of our production team or management ceased to be active in our business. Master Horiyoshi III is also integral to our marketing efforts and his absence would have a material adverse effect on our business. We do not currently maintain key-person life insurance or have any long term employment/retention contracts in place for Master Horiyoshi III or any members of management.

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

We anticipate that the demand for our products will follow the cyclical patterns typical of the fashion and apparel industry. Demand for fashion and apparel products is cyclical and tends to decline in recessionary or politically or economically unstable periods, whether on a global, national or regional level. We believe that the sale of our productions, from their introduction to the retail market in 2009 through December 31, 2013, was undoubtedly hampered by a stagnant, recessionary global retail environment.

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

However, there can be no assurance that we will achieve any growth in revenues or earnings, achieve profitability, or sustain our operations, particularly if the current retail environment remains stagnant or further declines, if we fail to accurately gauge our products and production to accommodate shifting retail demand, or if our brand or products fail to achieve or maintain a competitive appeal in the marketplace.

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

Dependence on Certain Customers and Licenses could have a material adverse impact on our business

Certain of our retail customers have accounted for a significant portion of our gross revenues. For the year ended December 31, 2013 there was one retail distribution customer representing greater than 10% of total sales revenue. Century 21 Department Stores, Inc. represented 13.5% of total sales revenue and 12.6% of accounts receivables for the year ended December 31, 2013. The remainder of our wholesale revenues were derived from over 40 retailers located in Canada, Dubai, Italy, Japan, Kuwait, Mexico, Saudi Arabia, Russia, the United Kingdom, and the United States.

We have incurred net losses since commencing business and expect losses to continue for the foreseeable future.

We had nominal revenues of $862,198 and $1,017,108 for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, we had incurred net losses of $1,390,980 and $3,007,806, respectively. We expect our losses to continue for the foreseeable future as we grow our business. Our inability to manage or recoup our losses may impede our ability to secure additional financing or credit, and may ultimately result in the failure of our business and the loss of your investment.

Our ability to continue as a going concern is in substantial doubt.

The ability of our company to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations and obtaining the necessary financing in order to develop our business. The outcome of these matters cannot be predicted at this time. Our future operations are dependent on the market’s acceptance of our products in order to ultimately generate future profitable operations, and our ability to secure sufficient financing to fund future expansion or operations. There can be no assurance that our products will be able to secure market acceptance. Management plans to raise additional equity and/or debt financing to enable our company to complete our development plans. However, there can be no assurance that we will be successful in raising additional financing. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 2. Properties

Our executive office is located at 506 S. Spring St. #13575, Los Angeles, CA, USA.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2013	$4.50	$0.41
September 30, 2013	$0.41	$0.70
June 30, 2013	$1.00	$0.20
March 31, 2013	$0.10	$0.04
December 31, 2012	$2.10	$0.42
September 30, 2012	$1.44	$0.72
June 30, 2012	$2.06	$1.82
March 31, 2012	$3.96	$3.36

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

On December 31, 2013, the shareholders' list showed 8 registered shareholders and 810,180 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2013.

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

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Branded retail stores:

The Company opened its first branded retail store in London, England in October 2011 and will continue to look for additional opportunities to open additional branded stores in the near future. The Company believes that additional branded stores will have a positive impact on brand recognition and help to increase future revenues and gross margin.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2013 and 2012.

Our operating results for the years ended December 31, 2013 and 2012 are summarized as follows:

	Year Ended December 31,
	2013	2012
Revenue	$862,198	$1,017,108
COGS	$653,146	$660,783
Gross Profit	$209,052	$356,324
Expenses	$1,566,484	$2,683,232
Net Loss	$(1,390,980)	$(3,007,806)

Revenue

We earned revenues of $862,198 for the year ended December 31, 2013 compared to revenues of $1,017,108 for the year ended December 31, 2012. Decreased revenues in 2013 can be attributed to our inability to produce and deliver a full collection for our fall/winter 2013 seasonal wholesale orders due to cash flow constraints. These decreases were offset by increased direct to consumer sales from our branded retail store in London and our branded website.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2013 were $653,146 compared to $660,783 for the year ended December 31, 2012. Cost of goods sold in 2013 represented 76% of sales as compared to 65% in 2012. This increase in COGS as a percentage of sales can be attributed to the sale of old season inventory at significantly reduced prices to wholesale discounters and write downs of old seasons’ women’s inventory on hand.

Expenses

Our expenses for the years ended December 31, 2013 and 2012 are outlined in the table below:

	Year Ended December 31,
	2013	2012
Selling expenses	$61,823	$127,845
General and administrative	$1,476,077	$2,453,303
Depreciation and amortization	$28,584	$102,084
Total	$1,566,484	$2,683,232

Expenses for the year ended December 31, 2013, decreased by 42% as compared to the comparative period in 2012 as a result of management’s implementation of an aggressive cost cutting initiative which led to decreases in travel, meals and entertainment expense, sampling costs, professional fees, and rent expense.

Liquidity and Financial Condition

Working Capital
	At December 31, 2013	At December 31, 2012	Change
Current Assets	$331,585	$870,914	$(539,329)
Current Liabilities	$2,956,590	$2,166,144	$(790,446)
Working Capital	$(2,625,005)	$(1,295,230)	$(1,329,775)

Cash Flows
	Year Ended December 31, 2013	Year Ended December 31, 2012
Net Cash Used In Operating Activities	$(291,725)	$(1,951,726)
Net Cash Provided by (Used In) Investing Activities	$4,060	$(38,434)
Net Cash Provided by Financing Activities	$301,471	$898,003
Net Effect of Foreign Currency Translation	$(14,225)	$(13,446)
Net Decrease In Cash During the Period	$(419)	$(1,105,603)

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of December 31, 2013 is $11,728 compared to $12,147 at December 31, 2012.

As of December 31, 2013 and 2012, our company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $95,018 and $108,514, respectively.

As of December 31, 2013 and 2012, our company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $1,672,520 and $1,392,553.

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

Over the next 12 months we anticipate that the company will require funds of approximately $1,000,000 to meet our working capital requirements. These funds will be required for the following initiatives.

Marketing Campaign: Including trade shows, sales events and press events

Branded Store Opening: Continue to look for opportunities to open additional branded retail stores

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

Going Concern

For the year ended December 31, 2013, our company has incurred losses of $1,389,980 and has an accumulated deficit of $8,138,426. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Seasonality

To date, with the majority of the company’s revenues coming from the luxury segment there is seasonality in the revenue steam. There are two luxury fashion seasons per year which align with spring/summer and fall/winter. As such, this translates into the company booking a large portion of orders and corresponding revenues in the first and third quarter on a yearly basis. However, as direct to consumer sales continue to increase through our branded websites and our branded retail outlet in London we expect earnings to continue to smooth out throughout the year going forward.

Critical Accounting Policies

Use of estimates

In preparing financial statements in conformity with US GAAP, our management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

Our consolidated financial statements include some amounts that are based on our management's best estimates and judgments. The most significant estimates relate to the valuation allowance for accounts receivable, returns, inventory, deferred taxes and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Revenue recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. We record sales upon shipment of product to customers and transfer of title under standard commercial terms for wholesale and web orders, and at the point of sale for direct to consumer sales at our branded retail store.

Deferred revenue as of December 31, 2013 and December 31, 2012 were $13,214 and $21,518, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third and The Thiiird products.

 Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses. Currently we estimate returns to be approximately 1.2% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve for the years ended December 31, 2013 and 2012 was $10,137.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary. At December 31, 2013 and 2012 the allowance for doubtful accounts was $21,495 and $7,530, respectively.

Cost of goods sold

Cost of goods sold consists of cost of purchases for resale to stores located in in Canada, Dubai, Italy, Japan, Kuwait, Mexico, Saudi Arabia, Russia, the United Kingdom, and the United States.  It also consists of cost of purchases for resale of our branded online Horiyoshi the Third, The Thiiird, and Heroes & Demons stores as well as our branded retail outlet in London. In addition, write offs of obsolete inventory, changes in the inventory reserve, and shrinkage are included in cost of goods sold. Our clients are required to pay all shipping costs for the delivery of their orders.

Inventory

Inventories, consisting of finished goods and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. At December 31, 2013 inventory consists of $332,102 of finished goods and $55,524 of raw materials.

The Company maintains perpetual inventory and report by product. This is updated on a daily basis upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of December 31, 2013 and 2012, there have been reserves of $122,798 and $69,214, respectively made for inventory on hand.

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

During the year ended December 31, 2013 we incurred a foreign currency transaction gain of $34,361, which is included as part of net income, and a foreign currency translation loss of $30,911, which is included as part of AOCI.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Horiyoshi Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Horiyoshi Worldwide, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013. Horiyoshi Worldwide, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horiyoshi Worldwide, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 15, 2014

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$11,728	12,147
Accounts receivable, net	23,245	73,145
Accounts receivable, related party	—	12,383
Prepaid expenses and other assets	31,784	60,284
Inventory, net	264,828	712,955

Total current assets	331,585	870,914

Property and equipment, net	91,512	133,628

Total assets	$423,097	1,004,542

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$354,609	265,868
Deferred revenue	13,214	21,518
Accrued expenses	671,229	212,691
Due to shareholders	95,018	108,514
Demand loan	150,000	165,000
Related party, demand loan	1,672,520	1,392,553

Total current liabilities	2,956,590	2,166,144

Total liabilities	$2,956,590	2,166,144

Stockholder's Deficit
Preferred stock, par value $0.001, 100,000,000 shares authorized, none issued and outstanding
Common stock, par value $0.001, 1,081,100,000 shares authorized,810,180 and 529,333 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	810	529
Additional Paid-in Capital	5,653,135	5,603,416
Accumulated other comprehensive loss	(49,012)	(18,101)
Accumulated deficit	(8,138,426)	(6,747,446)

Total stockholders' deficit	(2,533,493)	(1,161,602)

Total liabilities and stockholders' deficit	$423,097	1,004,542

The accompanying notes are an integral part of the consolidated financial statements

 HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended
	December 31,	December 31,
	2013	2012

Revenue, net	862,198	1,017,108

Cost of sales	653,146	660,783

Gross profit	209,052	356,325

Operating Expenses

Selling expenses	61,823	127,845
General and administrative expenses	1,476,077	2,453,303
Depreciation and amortization	28,584	102,084

Total operating expenses	1,566,484	2,683,232

Loss from operations	(1,357,432)	(2,326,907)

Non-operating income (expenses)

Other income	2,166	1,729
Loss on fixed asset disposal	(9,983)	(2,904)
Loss on asset impairment	—	(631,250)
Foreign currency transaction gain/(loss)	34,361	(13,860)

Net (loss) before interest and taxes	(1,330,888)	(2,973,192)
Interest expense	60,092	34,614
Net (loss) before income taxes	(1,390,980)	(3,007,806)
Income taxes	—	—
Net (loss)	(1,390,980)	(3,007,806)
Foreign currency translation adjustment	(30,911)	(13,446)
Comprehensive (loss)	(1,421,891)	(3,021,252)

Earnings (loss) per share of common stock	(1.82)	(5.68)

Weighted average shares of common stock outstanding	763,372	529,333

 The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended
	December 31,	December 31,
	2013	2012

Cash flows from operating activities
Net (loss)	$(1,390,980)	$(3,007,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,584	27,084
Amortization	—	75,000
Allowance for doubtful accounts	13,964	(899)
Loss on asset impairment	—	631,250
Loss on fixed asset disposal	9,983	2,904

Changes in operating assets and liabilities:

Accounts receivable	48,073	(46,753)
Prepaid expenses and other assets	39,140	(5,118)
Inventory	452,449	164,297
Accounts payable	87,329	47,410
Deferred revenue	(8,304)	(26,917)
Accrued expenses	428,037	187,822

Net cash used in operating activities	(291,725)	(1,951,726)

Cash flows from investing activities
Purchase of equipment	—	(38,434)
Proceeds from disposal of fixed assets	4,060	—

Net cash provided by (used in) investing activities	4,060	(38,434)

Cash flows from financing activities
Proceeds of loan from shareholders/directors	4,488	78,003
Repayment of loans from shareholders	(17,984)	—
Proceeds from demand loan	—	165,000
Repayment of demand loan	(15,000)	—
Proceeds of related party demand loans	329,967	655,000

Net cash flows provided by financing activities:	301,471	898,003
Effect of foreign currency translation on cash and cash equivalents	(14,225)	(13,446)
Net increase in cash	(419)	(1,105,603)
Cash - beginning of period	12,147	1,117,750
Cash - end of period	$11,728	$12,147

Noncash Investing and Financing Activities:
Conversion of related party demand loan into common stock	$50,000	$—

The accompanying notes are an integral part of the consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common		Additional	Other
	Shares	Common	Paid-in	Comprehensive	Retained
	Outstanding	Stock	Capital	Loss	Loss	Total
Balance, January 1, 2012	529,333	$529	$5,603,416	$(4,655)	$(3,739,640)	$1,859,650
Net loss					(3,007,806)	(3,007,806)
Foreign currency translation adjustment				(13,446)		(13,446)
Balance, December 31, 2012	529,333	$529	$5,603,416	$(18,101)	$(6,747,446)	$(1,161,602)
Net loss					(1,390,980)	(1,390,980)
Debt conversion	280,847	281	49,719			50,000
Foreign currency translation adjustment				(30,911)		(30,911)
Balance, December 31, 2013	810,180	$810	$5,653,135	$(49,012)	$(8,138,426)	$(2,533,493)

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

Deferred revenue as of December 31, 2013 and December 31, 2012 were $13,214 and $21,518, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third and The Thiiird products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses. Currently we estimate returns to be approximately 1.2% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve for the years ended December 31, 2013 and 2012 was $10,137.

Cost of sales

Cost of goods sold consists of cost of purchases for resale to stores located in in Canada, Dubai, Italy, Japan, Kuwait, Mexico, Saudi Arabia, Russia, the United Kingdom, and the United States.  It also consists of cost of purchases for resale of our branded online Horiyoshi the Third, The Thiiird, and Heroes & Demons stores as well as our branded retail outlet in London. In addition, write offs of obsolete inventory, changes in the inventory reserve, and shrinkage are included in cost of goods sold. Our clients are required to pay all shipping costs for the delivery of their orders.

Accounts receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary. At December 31, 2013 and 2012 the allowance for doubtful accounts was $21,495 and $7,530, respectively.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss during the year ended December 31, 2013, the assumed exercise of stock warrants was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At December 31, 2013 there were 3,333 stock warrants that could dilute future earnings.

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

During the years ended December 31, 2013 and 2012 we incurred a foreign currency translation losses of $30,911 and $13,446, respectively, which are included as part of accumulated other comprehensive income. During the years ended December 31, 2013 and 2012 we incurred a foreign currency transaction gain of $34,361 and a foreign currency transaction loss of $13,860, respectively, which are included as part of net losses.

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

The Company accounts for income taxes in accordance with the ASC 740-10-25, which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, it requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. For further information, see Note 9 – “Income Taxes.”

Inventories

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. At December 31, 2013 inventory consists of $332,102 of finished goods and $55,524 of raw materials compared to $670,379 of finished goods, $12,804 of work in process, and $98,986 of raw materials at December 31, 2012.

The Company maintains perpetual inventory and report by product. This is updated on a daily basis upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of December 31, 2013 and 2012, there have been reserves of $122,798 and $69,214, respectively made for inventory on hand.

Property and equipment

Property and equipment are recorded at cost and valued at $151,064 for the year ending December 31, 2013. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years for software, and seven years for leasehold improvements for financial reporting purposes. Depreciation for the years ended December 31, 2013 and 2012 were $28,584 and $27,084 respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets for the years ended December 31, 2013 and 2012 were $31,784 and $60,284, respectively. Prepaid expenses and other current assets represent deposits on operating leases and amounts paid for goods and services yet to be received.

Accrued Expenses and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable for the years ended December 31, 2013 and 2012 were $354,609 and $265,868, respectively.

The Company accrues expenses related to licensing rights, business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it has not been necessary for the Company to separately accrue for vacation for the year ended December 31, 2013. Our accrued expenses were $671,229 and $212,691 for the years ended December 31, 2013 and 2012, respectively.

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

3. GOING CONCERN

As of December 31, 2013, our company has accumulated losses of $8,138,426 since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2013	December 31, 2012

Furniture and equipment	$73,558	$87,267
Computers and software	19,711	25,410
Website	25,052	25,052
Leasehold improvements	32,743	34,002
	$151,064	$171,731
Less, accumulated depreciation	(59,552)	(38,103)
Property and equipment, net	$91,512	$133,628

During the year ended December 31, 2013, the Company realized a loss on the disposal of fixed assets in the amount of $9,983. Depreciation expense for the years ended December 31, 2013 and 2011 was $28,584 and $27,084, respectively.

5. SUBORDINATED NOTES PAYABLE AND DEMAND LOANS

As of December 31, 2013 and December 31, 2012, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $95,018 and $108,514, respectively. This amount is included on the balance sheet under “Due to shareholders”.

As of December 31, 2013 and December 31, 2012, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,672,520 and $1,392,553, respectively. This amount is included on the balance sheet under “Related party, demand loan”. Interest has been imputed on this note at 3.25% per annum. Total imputed interest was $52,281 for the year ended December 31, 2013.

On August 30, 2012, our Company entered into a credit facility agreement with AMS Holdings Limited. The credit facility has an aggregate principal amount of $300,000 and can be drawn on at any time. Any amounts outstanding are due on the demand of the lender and are non-interest bearing. As of December 31, 2013 and December 31, 2012, our Company was obligated to AMS Holdings Limited for $150,000. This amount is included on the balance sheet under “Demand loans”.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and contains five extension options in five year increments. During the year ended December 31, 2013, as consideration for the IP rights, we recognized $360,000 of expenses related to license fees, all of which have been included in accrued expenses at December 31, 2013.

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

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the warrant and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The expected life of a warrant grant is based on management’s estimate. The fair value of each warrant grant is recognized as a compensation expense over the vesting period of the warrant on a straight line basis. All warrants were vested and expensed as of December 31, 2011. The warrants have no expiration date. There were no additional awards granted during the year ended December 31, 2013.

9. INCOME TAXES

The major components of the Company’s net deferred income tax assets at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$2,731,787	$2,355,046
Amortization of licensing rights	—	(7,750)
Loss on asset impairment	—	(195,688)
Bad debt reserve	(4,329)	—
Inventory reserve	(16,611)	—
Benefit from state tax	86,426	146,647
Depreciation	976	3,071
Total deferred tax assets	2,798,249	2,301,326
Valuation allowance	(2,798,249)	(2,301,326)
Deferred tax assets, net of valuation allowance	$—	$—

A full valuation allowance has been established against the deferred tax assets for the years ended December 31, 2013 and 2012 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

The Company accounts for income taxes in accordance with the ASC 740-10-25. As a result of the assessment, the Company has recognized no material tax adjustments to the unrecognized tax benefits. The reconciliation of the effective income tax rate of the Company to the statutory income tax rate for the fiscal years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Federal income tax rate	31%	31%
State income tax rate	9%	9%
Increase in valuation allowance	-40%	-40%
Effective tax rate	0%	0%

As of December 31, 2013, our net operating loss carryforwards will expire as follows:

2030	$1,422,626
2031	878,700
2032	496,923
Net operating loss	$2,798,249

As of December 31, 2013 the Company’s tax years for 2010, 2011 and 2012 are subject to examination by the tax authorities.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

In September 2011, the Company entered into an agreement to lease a building for its first retail store at 19 Connaught Street, London W2. The lease has a term of 7 years and expires at the end of August 2018. The Company accounts for this lease as an operating lease.

The Company also leases certain office equipment under operating lease agreements.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013:

2014	$42,716
2015	42,716
2016	42,012
2017	40,604
2018	30,453
Total	$198,501

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $86,950 and $127,145 for the years ended December 31, 2013 and 2012. Rent expense is allocated to operating expenses in the accompanying consolidated statements of operations.

11. CONCENTRATIONS

Our products are distributed through a growing number of non-affiliated apparel retailers worldwide. For the year ended December 31, 2013 there was one retail distribution customer representing greater than 10% of total sales revenue. Century 21 Department Stores, Inc. represented 13.5% of total sales revenue and 12.6% of accounts receivables for the year ended December 31, 2013. The remainder of our wholesale revenues were derived from over 40 retailers located in Canada, Dubai, Italy, Japan, Kuwait, Mexico, Saudi Arabia, Russia, the United Kingdom, and the United States. For the year ended December 31, 2012, there were not any retail distribution customers that represented greater than 10% of total sales revenue.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 15, 2014, which is the date the financial statements were available for issuance. There were no subsequent events that require adjustments or disclosure in the financial statements.

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

Management assessed our internal control over financial reporting as of December 31, 2013. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2013, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters and lack of expertise to identify and assess unusual or complex accounting transactions. These constitute deficiencies in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the year ended December 31, 2013. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. For unusual or complex accounting transactions we will bring in an outside consultant to assess these transactions. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to final rulings of the SEC that permit us to provide only management’s report in this annual report.

No change in our internal control over financial reporting occurred during the last fiscal quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kerry Chung	President, Chief Executive Officer, Treasurer and Director	33	November 17, 2011 appointed as director, February 12, 2013 appointed as President, Chief Executive Officer and Treasurer
Darren Takemoto, CPA	Chief Financial Officer and Secretary, Director	32	November 17, 2011 appointed as director, February 28, 2012 appointed as Chief Financial officer and Secretary
Raymond A. Catroppa, CFA	Director	50	November 5, 2012, resigned as Chief Financial Officer and Secretary on February 28, 2012

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

In 2008 we adopted a Code of Ethics that applies to all of our employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our President c/o Horiyoshi Worldwide Inc. at 506 S. Spring St #13575, Los Angeles, CA 90013.

Board and Committee Meetings

Our board of directors currently consists of Kerry Chung, Raymond A. Catroppa, and Darren Takemoto. The Board held no formal meetings during the year ended December 31, 2013. As the company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the company is continuing to develop a comprehensive Board of Directors and does not have a specified Audit Committee. The company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise in 2014.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Kerry Chung(1) President, Chief Executive Officer, Treasurer and Director	2013 2012	$48,000 $48,000	0 0	0 0	0 0	0 0	0 0	0 0	$48,000 $48,000
Darren Takemoto, CPA(2) Chief Financial Officer and Secretary	2013 2012	$80,000 $80,000	0 0	0 0	0 0	0 0	0 0	0 0	$80,000 $80,000
Raymond A. Catroppa, CFA(3) Chief Financial Officer and Secretary	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Mitsuo Kojima(4) Former President, Chief Executive Officer, Treasurer and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
(1)	Mr. Chung was appointed as a director of our company on November 17, 2011. He was appointed as President, Chief Executive Officer, and Treasurer on February 12, 2013.
(2)	Mr. Takemoto was as a director of our company on November 17, 2011. He was appointed as Chief Financial Officer and Secretary on February 28, 2012.
(3)	Mr. Catroppa resigned as Chief Financial Officer and Secretary of our company on February 28, 2012.
(4)	Mr. Kojima resigned as President, Chief Executive Officer, Treasurer, and director of our company on February 12, 2013

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

2013 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year End

At December 31, 2013 there were 3,333 warrants to purchase equity shares at $60.00 per share outstanding.

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, we provided Mr. Catroppa with 3,333 warrants to purchase equity shares at $60.00 per share. The consulting agreement was for a period of twelve months and was not renewed.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2011 there were 3,333 warrants to purchase equity shares at $60.00 per share which were vested. There were no options exercised by our named officers during the year ended December 31, 2013.

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Mitsuo Kojima 5-12-24 Minami Aoyama, Minato-ku Tokyo, Japan	12,500	1.54%
Raymond A. Catroppa, CFA 20 Granada Place, Massapequa, NY 11758	3,333 Warrants	.41%
Directors and Executive Officers as a Group(1)	12,500 common shares	1.54%
Lone Star Capital Limited 16E, Neich Tower, 128 Gloucester Road Wanchai, Hong Kong	465,278	57.43%
Yoshihito Nakano (Master Horiyoshi III) 5-3 Kubocho Nishi-Ku Yokohama, Japan	50,000	6.17%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2013. As of December 31, 2013 there were 810,180 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As of December 31, 2013, our company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $95,018.

As of December 31, 2013 our company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,672,520.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and contains five extension options in five year increments. During the year ended December 31, 2013, as consideration for the IP rights, we recognized $360,000 of expenses related to license fees, all of which have been included in accrued expenses at December 31, 2013.

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

 Director Independence

As of December 31, 2013 we acted with three (3) directors, consisting of Kerry Chung, Darren Takemoto, and Raymond A. Catroppa.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2013 and for fiscal year ended December 31, 2011 for professional services rendered by the our independent auditors for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013	December 31, 2012
Audit Fees	$24,569	$28,086
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$24,569	$28,086

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

HORIYOSHI WORLDWIDE INC.
(Registrant)
Dated: April 15, 2014
Kerry Chung
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 15, 2014
Darren Takemoto, CPA
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014
Kerry Chung
President, Chief Executive Officer and Director
(Principal Executive Officer)

