Form 10-Q
period 2014-03-31
Horiyoshi Worldwide Inc.
filed 2014-05-13
CIK 1396118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

[X]Yes     [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes     [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[_]	Accelerated Filer	[_]

Non-Accelerated Filer	[_]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [_] Yes  [X] No

As of May 13, 2014, there were 810,180 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I- FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements as of December 31, 2013 and notes thereto contained in our Company's Form 10-K filed with the SEC on April 15, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$21,189	11,728
Accounts receivable (net)	11,496	23,245
Prepaid expenses and other assets	46,570	31,784
Inventory	231,360	264,828

Total current assets	310,615	331,585

Property and equipment, net	85,146	91,512

Total assets	$395,761	423,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$323,637	354,609
Deferred Revenue	12,908	13,214
Accrued expenses	798,440	671,229
Due to shareholders	94,518	95,018
Demand loan	150,000	150,000
Related party, demand loan	1,807,610	1,672,520

Total current liabilities	3,187,113	2,956,590

Total liabilities	$3,187,113	2,956,590

Stockholders’ Deficit
Preferred stock, par value $0.001, 100,000,000 shares authorized, none issued and outstanding
Common stock, par value $0.001, 1,081,100,000.shares authorized, 810,180 shares issued and outstanding as of March 31, 2014 and December 31, 2013	810	810
Additional Paid-in Capital	5,653,135	5,653,135
Accumulated other comprehensive loss	(57,613)	(49,012)
Accumulated deficit	(8,387,684)	(8,138,426)

Total stockholders' deficit	(2,791,352)	(2,533,493)

Total liabilities and stockholders' deficit	$395,761	423,097

The accompanying notes are an integral part of the condensed consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2014	2013

Revenue, net	106,795	316,360

Cost of sales	56,599	149,463

Gross profit	50,196	166,897

Operating Expenses

Selling expenses	10,487	50,803
General and administrative expenses	276,066	482,501
Depreciation	6,729	7,637

Total operating expenses	293,282	540,941

Loss from operations	(243,086)	(374,044)

Non-operating income (expenses)

Foreign currency transaction gain/(loss)	9,822	(50,138)

Net loss before interest and taxes	(233,264)	(424,182)
Interest expense	15,994	12,573
Net loss before income taxes	(249,258)	(436,755)
Income taxes	—	—
Net loss	(249,258)	(436,755)
Foreign currency translation adjustment	(8,601)	44,766
Comprehensive loss	(257,859)	(391,989)

Earnings (loss) per share of common stock	(0.32)	(0.52)

Weighted average shares of common stock outstanding	810,180	810,180

The accompanying notes are an integral part of the condensed consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(249,258)	$(436,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,729	7,637
Allowance for doubtful accounts	(501)	—
Loss on fixed asset disposal	—	(4,071)
Foreign currency remeasurement	—	50,138

Changes in operating assets and liabilities:

Accounts receivable	12,307	(47,861)
Prepaid expenses and other assets	(14,574)	(15,626)
Inventory	34,775	21,852
Accounts payable	(31,493)	127,217
Deferred revenue	632	(21,427)
Accrued expenses	116,212	88,573

Net cash used in operating activities	(125,171)	(230,323)

Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities
Repayment of loans from shareholders	(500)	(4,512)
Repayment of demand loan	—	(15,000)
Proceeds from related party demand loans	152,090	208,767
Repayment of related party demand loans	(17,000)	—

Net cash provided by financing activities:	134,590	189,255
Effect of foreign currency translation on cash and cash equivalents	42	44,766
Net increase in cash	9,461	3,698
Cash - beginning of period	11,728	12,147
Cash - end of period	$21,189	$15,845

Noncash Investing and Financing Activities:
Conversion of related party demand loan into common stock	$—	$50,000

The accompanying notes are an integral part of the condensed consolidated financial statements

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

Going Concern, Liquidity and Management's Plan

As of March 31, 2014 our Company has accumulated losses of $8,387,684 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of Horiyoshi Worldwide, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying unaudited Horiyoshi Worldwide, Inc. consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented.

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

Deferred revenue as of March 31, 2014 and December 31, 2013 was $12,908 and $13,214, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third, The Thiiird, and Heroes & Demons products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be approximately 1.2% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve at March 31, 2014 and December 31, 2013 was $10,317.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary. At March 31, 2014 and December 31, 2013 the allowance for doubtful accounts was $20,994 and $21,495, respectively.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss during the three month periods ended March 31, 2014 and 2013, the assumed exercise of stock warrants was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At March 31, 2014 and 2013 there were 3,333 stock warrants that could dilute future earnings.

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

During the three months ended March 31, 2014, we incurred a foreign currency transaction gain of $9,822, which has been included as part of net income, and a foreign currency translation loss of $8,601, which has been included as part of AOCI.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. At March 31, 2014 and December 31, 2013, inventory consists of $288,558 and $332,102 of finished goods, and $65,600 and $55,524 of raw materials, respectively.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of March 31, 2014 and December 31, 2013, there have been reserves of $122,798 made for inventory on hand.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2014 and December 31, 2013 were $46,570 and $31,784, respectively. Prepaid expenses and other current assets represent deposits on operating leases and amounts paid for goods and services yet to be received.

Property and Equipment

Property and equipment are record at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years, for software, and seven years for leasehold improvements for financial reporting purposes.

Accounts payable and accrued expenses

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable at March 31, 2014 and December 31, 2013 were $323,637 and $354,609, respectively.

The Company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it was not necessary for the Company to separately accrue for vacation or payroll time for the three months ended March 31, 2014. Our accrued expenses were $798,440 at March 31, 2014 and $671,229 at December 31, 2013.

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

Note 3. Property and equipment

Property and equipment consisted of the following:

	March 31, 2014	December 31, 2013

Furniture and equipment	$73,886	$73,558
Computers and software	19,711	19,711
Website	25,052	25,052
Leasehold improvements	33,039	34,743
	$151,688	$151,064
Less, accumulated depreciation	(66,542)	(59,552)
Property and equipment, net	$85,146	$91,512

Depreciation expense for the three months ended March 31, 2014 and 2013 were $6,729 and $7,637, respectively.

Note 4. Subordinated Notes Payable and Demand Loans

As of March 31, 2014 and December 31, 2013, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $94,518 and $95,018, respectively. This amount is included on the balance sheet under “Due to shareholders”.

As of March 31, 2014 and December 31, 2013, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,807,610 and $1,672,520, respectively. This amount is included on the balance sheet under “Related party, demand loan”. Interest has been imputed on this note at 3.25% per annum. Total imputed interest was $13,941 for the three month period ended March 31, 2014.

On August 30, 2012, our Company entered into a credit facility agreement with AMS Holdings Limited. The credit facility has an aggregate principal amount of $300,000 and can be drawn on at any time. Any amounts outstanding are due on the demand of the lender and are non-interest bearing. As of March 31, 2014 and December 31, 2013, our Company was obligated to AMS Holdings Limited for $150,000. This amount is included on the balance sheet under “Demand loans”.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and contains five extension options in five year increments. During the three months ended March 31, 2014, as consideration for the IP rights, we recognized $90,000 of expenses related to license fees, all of which have been included in accrued expenses at March 31, 2014.

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

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the warrant and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The expected life of a warrant grant is based on management’s estimate. The fair value of each warrant grant is recognized as a compensation expense over the vesting period of the warrant on a straight line basis. All warrants were vested and expensed as of December 31, 2011. The warrants have no expiration date. There were no additional awards granted during the three months ended March 31, 2014.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2014:

2014 – remainder	$34,799
2015	45,694
2016	44,990
2017	43,582
2018	32,686
Total	$201,751

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $15,637 and $33,317 for the three months March 31, 2014 and 2013. Rent expense is allocated to operating expenses in the accompanying consolidated statements of operations.

Note 8. Seasonality

To date, with the majority of the Company’s revenues coming from the luxury segment there is seasonality in the revenue steam. The company attends important design shows that are focused on the Women’s and Men’s spring season and Women’s and Men’s fall season which occur in March and September. This translates into the Company booking large portions of revenues when spring and fall seasonal orders are delivered.

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

Executive Summary

For the three months ended March 31, 2014, we reported net sales of $106,795, a decrease of $209,565, or 66%, less than the $316,360 reported for the three months ended March 31, 2013. Gross margin decreased to 47% for the quarter ended March 31, 2014 compared to 53% for the quarter ended March 31, 2013. Operating expenses, which include all selling, general and administrative costs, decreased $247,659, or 46%, to $293,282 for the quarter ended March 31, 2014 as compared to $540,941 for the quarter ended March 31, 2013. Net loss for the quarter ended March 31, 2014 was $249,258 compared to a net loss of $436,755 for the quarter ended March 31, 2013.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months ended March 31, 2014 and 2013.

Operating results for the three months ended March 31, 2014 and 2013 are summarized below:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenue	$106,795	$316,360
Cost of sales	56,599	149,463
Gross Profit	50,196	166,897
Expenses	293,282	540,941
Other income (expense)	9,822	(50,138)
Interest expense	15,994	12,573
Net Loss	$(249,258)	$(436,755)

Revenue

We earned revenues of $106,795 for the three months ended March 31, 2014 compared to revenues of $316,360 for the three months March 31, 2013. Revenues decreased as we expect spring/summer production and wholesale order deliveries to occur in the 2nd quarter, rather than the 1st quarter.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2014 were $56,599 compared to $149,463 for the three months ended March 31, 2013. Cost of goods sold represented 53% of sales for the three months ended March 31, 2014 as compared to 47% for the three months ended March 31, 2013. The increase in cost of goods sold as a percentage of sales for the three month period ended March 31, 2014 can be attributed to the sale of old season inventory at significantly reduced prices at our branded store in London.

Expenses

Our total expenses for the three months ended March 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Selling	$10,487	$50,803
General and administrative	276,066	482,501
Depreciation	6,729	7,637
Total expenses	$293,282	$540,941

For the three months ended March 31, 2014 expenses decreased $247,659, or 46%, to $293,282 as compared to $540,941 for the corresponding period in 2013. This decrease can be attributed to a management’s implementation of an aggressive cost cutting initiative which led to decreases in rent, professional fees, office expenses, and salaries.

Liquidity and Financial Condition

Working Capital
	At March 31, 2014	At December 31, 2013	Change
Current Assets	$310,615	$331,585	$(20,970)
Current Liabilities	$3,187,113	$2,956,590	$(230,523)
Working Capital	$(2,876,498)	$(2,625,005)	$(251,493)

Cash Flows
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Cash Used in Operating Activities	$(125,171)	$(230,323)
Net Cash Provided by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$134,590	$189,255
Net Effect of Foreign Currency Translation	$42	$44,766
Net Increase in Cash During the Period	$9,461	$3,698

For the three months ended March 31, 2014, net cash used in operating activities was $125,171 as a result of changes in our working capital and a three month net loss of $249,258.

For the three months ended March 31, 2014, net cash provided by financing activities was $134,590 as a result of proceeds of loans from Lonestar Capital, a related party, offset by repayments of loans to shareholders.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of March 31, 2014 is $21,189.

Prior to the $5,000,000 in equity financing in December 2010, our Company funded some of its operations through debt financing with related party transactions.

As of March 31, 2014, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $94,518.

As of March 31, 2014, our Company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $1,807,610.

As of March 31, 2014, our Company was obligated to AMS Holdings Limited, for a non-interest bearing demand loan with a balance of $150,000.

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

Going Concern

For the three months ended March 31, 2014, our Company incurred a loss of $249,258 and an accumulated deficit of $8,387,684. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deferred revenue as of March 31, 2014 and December 31, 2013 was $12,908 and $13,214, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third and The Thiiird products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be approximately 1.2% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve at March 31, 2014 and December 31, 2013 was $10,317.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary. At March 31, 2014 and December 31, 2013 the allowance for doubtful accounts was $20,994 and $21,495, respectively.

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

Inventory

Inventories, consisting of finished goods and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. At March 31, 2014 and December 31, 2013, inventory consists of $288,558 and $332,102 of finished goods, and $65,600 and $55,524 of raw materials, respectively.

The Company maintains perpetual inventory and report by product. This is updated on a daily basis upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of March 31, 2014 and December 31, 2013, there have been reserves of $122,798 made for inventory on hand.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(10) 10.1

Material Contracts

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

17
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
10.6 10.7 10.8

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

HORIYOSHI WORLDWIDE INC.
(Registrant)
Dated: May 13, 2014	/s/ Kerry Chung
Kerry Chung
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 13, 2014	/s/ Darren Takemoto
Darren Takemoto
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.