Form 10-Q
period 2014-06-30
Horiyoshi Worldwide Inc.
filed 2014-08-14
CIK 1396118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

☒  Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒  Yes     ☐   No

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

☐  Yes  ☒   No

As of August 11, 2014, there were 51,202,278 shares of the registrant’s $0.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4.	CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION
		18
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS	18
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	MINE SAFETY DISCLOSURES	18
ITEM 5.	OTHER INFORMATION	19
ITEM 6.	EXHIBITS	19

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

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$3,461	11,728
Accounts receivable (net)	5,587	23,245
Prepaid expenses and other assets	37,789	31,784
Inventory	236,043	264,828

Total current assets	282,880	331,585

Property and equipment, net	79,468	91,512

Total assets	$362,348	423,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$324,487	354,609
Deferred Revenue	9,113	13,214
Accrued expenses	941,841	671,229
Due to shareholder	93,138	95,018
Demand loan	150,000	150,000
Related party, demand loan	1,946,110	1,672,520

Total current liabilities	3,464,689	2,956,590

Total liabilities	$3,464,689	2,956,590

Stockholders’ Deficit
Preferred stock, par value $0.001, 100,000,000 shares authorized, none issued and outstanding
Common stock, par value $0.001, 1,081,100,000.shares authorized, 810,180 shares issued and outstanding as of June 30, 2014 and December 31, 2013	810	810
Additional Paid-in Capital	5,653,135	5,653,135
Common stock subscribed	27,892	-
Stock subscription receivable	(27,892)	-
Accumulated other comprehensive loss	(82,725)	(49,012)
Accumulated deficit	(8,673,561)	(8,138,426)

Total stockholders' deficit	(3,102,341)	(2,533,493)

Total liabilities and stockholders' deficit	$362,348	423,097

The accompanying notes are an integral part of the condensed consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue, net	117,296	208,001	224,091	524,361

Cost of sales	61,867	158,791	118,466	308,254

Gross profit	55,429	49,210	105,625	216,107

Operating Expenses

Selling expenses	5,190	5,854	15,677	56,657
General and administrative expenses	338,013	371,102	614,079	853,603
Depreciation and amortization	6,567	7,383	13,296	15,020

Total operating expenses	349,770	384,339	643,052	925,280

Loss from operations	(294,341)	(335,129)	(537,427)	(709,173)

Non-operating income (expenses)
Loss on fixed asset disposal	-	(8,339)	-	(8,339)
Foreign currency transaction gain/(loss)	25,935	4,400	35,757	(45,738)

Net loss before interest and taxes	(268,406)	(339,068)	(501,670)	(763,250)
Interest expense	(17,471)	(12,994)	(33,465)	(25,567)
Net loss before income taxes	(285,877)	(352,062)	(535,135)	(788,817)
Income taxes	-	-	-	-
Net loss	(285,877)	(352,062)	(535,135)	(788,817)
Foreign currency translation adjustment	(25,112)	(118)	(33,713)	44,648
Comprehensive loss	(310,989)	(352,180)	(568,848)	(744,169)

Loss per share of common stock	(0.35)	(0.43)	(0.66)	(1.10)

Weighted average shares of common stock outstanding	810,180	810,180	810,180	716,564

The accompanying notes are an integral part of the condensed consolidated financial statements

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(535,135)	$(788,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,296	15,020
Allowance for doubtful accounts	(4,435)
Loss on fixed asset disposal	-	(1,380)
Foreign currency remeasurement	-	45,738

Changes in operating assets and liabilities:
Accounts receivable	11,822	(20,669)
Prepaid expenses and other assets	(5,224)	43,907
Inventory	33,454	192,764
Accounts payable	(31,710)	103,903
Deferred revenue	5,839	(16,436)
Accrued expenses	232,459	187,763
Net cash used in operating activities	(279,634)	(238,207)

Cash flows from investing activities
Proceeds from the disposal of fixed asset	-	13,023
Net cash provided by investing activities	-	13,023

Cash flows from financing activities
Proceeds from loan from shareholder	-	488
Repayment of loan from shareholder	(1,880)	(5,000)
Repayment of demand loan	-	(15,000)
Proceeds from related party demand loan	293,090	204,767
Repayment of related party demand loan	(19,500)	-
Net cash provided by financing activities:	271,710	185,255
Effect of foreign currency translation on cash and cash equivalents	(343)	44,648
Net increase (decrease) in cash	(8,267)	4,719
Cash - beginning of period	11,728	12,147
Cash - end of period	$3,461	$16,866

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

Going Concern, Liquidity and Management's Plan

As of June 30, 2014 our Company has accumulated losses of $8,673,561 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deferred revenue as of June 30, 2014 and December 31, 2013 was $9,113 and $13,214, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third, The Thiiird, and Heroes & Demons products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be approximately 1.8% of our trailing twelve month sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve at June 30, 2014 and December 31, 2013 was $10,317.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary. At June 30, 2014 and December 31, 2013 the allowance for doubtful accounts was $17,060 and $21,495, respectively.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss during the three and six month periods ended June 30, 2014 and 2013, the assumed exercise of stock warrants was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At June 30, 2014 and 2013 there were 3,333 stock warrants that could dilute future earnings.

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

During the three months ended June 30, 2014 and 2013, we incurred foreign currency transaction gains of $25,935 and $4,400, which have been included as part of net income, and foreign currency translation losses of $25,112 and $118, which have been included as part of AOCI. During the six months ended June 30, 2014 and 2013, we incurred a foreign currency transaction gain of $35,757 and a foreign currency transaction loss of $45,738, which have been included as part of net income, and a foreign currency translation loss of $33,713 and a foreign currency translation gain of $44,648, which have been included as part of AOCI.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. At June 30, 2014 and December 31, 2013, inventory consists of $299,798 and $332,102 of finished goods, and $54,493 and $55,524 of raw materials, respectively.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of June 30, 2014 and December 31, 2013, there have been reserves of $118,248 and $122,798 made for inventory on hand.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2014 and December 31, 2013 were $37,789 and $31,784, respectively. Prepaid expenses and other current assets represent deposits on operating leases and amounts paid for goods and services yet to be received.

Property and Equipment

Property and equipment are record at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years, for software, and seven years for leasehold improvements for financial reporting purposes.

Accounts payable and accrued expenses

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable at June 30, 2014 and December 31, 2013 were $324,487 and $354,609, respectively.

The Company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it was not necessary for the Company to separately accrue for vacation or payroll time for the six months ended June 30, 2014. Our accrued expenses were $941,841 at June 30, 2014 and $671,229 at December 31, 2013.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Note 3. Property and equipment

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2013

Furniture and equipment	$74,747	$73,558
Computers and software	19,711	19,711
Website	25,052	25,052
Leasehold improvements	33,815	32,743
	$153,325	$151,064
Less, accumulated depreciation	(73,857)	(59,552)
Property and equipment, net	$79,468	$91,512

Depreciation expense for the six months ended June 30, 2014 and 2013 were $13,296 and $15,020, respectively.

Note 4. Subordinated Notes Payable and Demand Loans

As of June 30, 2014 and December 31, 2013, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $93,138 and $95,018, respectively. This amount is included on the balance sheet under “Due to shareholders”.

As of June 30, 2014 and December 31, 2013, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,946,110 and $1,672,520, respectively. This amount is included on the balance sheet under “Related party, demand loan”. Interest has been imputed on this note at 3.25% per annum. Total imputed interest was $29,373 for the six month period ended June 30, 2014.

On August 30, 2012, our Company entered into a credit facility agreement with AMS Holdings Limited. The credit facility has an aggregate principal amount of $300,000 and can be drawn on at any time. Any amounts outstanding are due on the demand of the lender and are non-interest bearing. As of June 30, 2014 and December 31, 2013, our Company was obligated to AMS Holdings Limited for $150,000. This amount is included on the balance sheet under “Demand loans”.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and contains five extension options in five year increments. During the six months ended June 30, 2014, as consideration for the IP rights, we recognized $180,000 of expenses related to license fees, all of which have been included in accrued expenses at June 30, 2014.

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

In July 2014, the management and directors of the Company authorized the conversion of $450,000 of debt held by Lonestar Capital Limited, into 22,500,000 restricted shares of HHWW common stock.

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

The fair value of each warrant granted is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the warrant and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The expected life of a warrant grant is based on management’s estimate. The fair value of each warrant grant is recognized as a compensation expense over the vesting period of the warrant on a straight line basis. All warrants were vested and expensed as of December 31, 2011. The warrants have no expiration date. There were no additional awards granted during the six months ended June 30, 2014.

Note 7. Common Stock Subscribed

On May 15, 2014, the Company entered into subscription agreements with 14 subscribers for the issuance of 27,892,098 common shares at a deemed price of $0.001 per share. The 27,892,098 shares were issued in partial compensation for consulting services rendered, or to be rendered, to the Company by the subscribers. Of these, 200,000 shares were issued to our Director, Raymond Catroppa, 5,820,000 shares were issued to our Director and Chief Financial Officer, Darren Takemoto, and 6,200,000 shares were issued to our Director, President, and Chief Executive Officer, Kerry Chung.

Note 8. Commitments and Contingencies

Operating Leases

In September 2011, the Company entered into an agreement to lease a building for its first retail store at 19 Connaught Street, London W2. The lease has a term of 7 years and expires at the end of August 2018. The Company accounts for this lease as an operating lease.

The Company also leases certain office equipment under operating lease agreements.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2014:

2014 – remainder	$23,903
2015	45,694
2016	44,990
2017	43,582
2018	32,686
Total	$190,855

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $31,455 and $57,027 for the six months June 30, 2014 and 2013. Rent expense is included in operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Note 10. Subsequent Events

On July 10, 2014, the Company entered into a debt settlement and subscription agreement pursuant to which Lonestar Capital Limited agreed to accept, in repayment of $450,000 of debt, 22,500,000 restricted common shares in our capital stock at a deemed price of $0.02 per share.

On July 24, 2014, the Company issued 27,892,098 common shares to 14 subscribers under the terms of the subscription agreements entered into on May 15, 2014. The 27,892,098 shares were issued in partial compensation for consulting services rendered, or to be rendered, to the Company by the subscribers.

These issuances increased the Company’s number of shares issued and outstanding to 51,202,278.

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

Executive Summary

For the three months ended June 30, 2014, we reported net sales of $117,296, a decrease of $90,705, or 44% less than the $208,001 reported for the three months ended June 30, 2013. Gross margin increased to 47% for the three months ended June 30, 2014 compared to 24% for the three months ended June 30, 2013. Operating expenses, which include all selling, general and administrative costs, decreased $34,569, or 9%, to $349,770 for the three months ended June 30, 2014 as compared to $384,339 for the three months ended June 30, 2013. Net loss for the three months ended June 30, 2014 was $285,877 compared to a net loss of $352,062 for the three months ended June 30, 2013.

For the six months ended June 30, 2014, we reported net sales of $224,091, a decrease of $300,270, or 57% less than the $524,361 reported for the six months ended June 30, 2013. Gross margin increased to 47% for the six months ended June 30, 2014 compared to 41% for the six months ended June 30, 2013. Operating expenses, which include all selling, general and administrative costs, decreased $282,228, or 31%, to $643,052 for the six months ended June 30, 2014 as compared to $925,280 for the six months ended June 30, 2013. Net loss for the six months ended June 30, 2014 was $535,135 compared to a net loss of $788,817 for the six months ended June 30, 2013.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three and six months ended June 30, 2014 and June 30, 2013.

Operating results for the three and six months June 30, 2014 and June 30, 2013 are summarized below:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenue	$117,296	$208,001	$224,091	$524,361
Cost of Sales	61,867	158,791	118,466	308,254
Gross Profit	55,429	49,210	105,625	216,107
Expenses	349,770	384,339	643,052	925,280
Other income (expense)	25,935	(3,939)	35,757	(54,077)
Interest expense	17,471	12,994	33,465	25,567
Net Loss	$(285,877)	$(352,062)	$(535,135)	$(788,817)

Revenue

We earned revenues of $117,296 for the three months ended June 30, 2014 compared to revenues of $208,001 for the three months June 30, 2013. For the six months ended June 30, 2014 we earned revenues of $224,091 compared to $524,361 for the corresponding period in 2013. Revenues decreased in the three and six months periods due to a significant decrease in spring/summer 2014 wholesale sales as well as decreased sales of prior season inventory to wholesale discounters.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2014 were $61,867 compared to $158,791 for the three months ended June 30, 2013. Cost of goods sold represented 53% of sales for the three months ended June 30, 2014 as compared to 76% for the three months ended June 30, 2013. For the six months ended June 30, 2014, cost of goods sold were $118,466, or 53% of sales, compared to $308,254, or 59% of sales, for the six months ended June 30, 2013. The decrease in cost of goods sold as a percentage of sales for the three and six month periods ended June 30, 2014, can be attributed to increased sales at the retail level through our branded websites and London store.

Expenses

Our total expenses for the three and six months ended June 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Selling	$5,190	$5,854	$15,677	$56,657
General and administrative	338,013	371,102	614,079	853,603
Depreciation	6,567	7,383	13,296	15,020
Total expenses	$349,770	$384,339	$643,052	$925,280

For the three months ended June 30, 2014 expenses decreased $34,569, or 9%, to $349,770 as compared to $384,339 for the corresponding period in 2013. For the six months ended June 30, 2013 expenses decreased $282,228 or 31%, to $643,052 as compared to $925,280 for the corresponding period in 2013. This decrease can be attributed to a management’s implementation of an aggressive cost cutting initiative which led to decreases in travel, meals and entertainment expense, consulting fees, and office expenses.

Liquidity and Financial Condition

Working Capital
	At June 30, 2014	At December 31, 2013	Change
Current Assets	$282,880	$331,585	$(48,705)
Current Liabilities	$3,464,689	$2,956,590	$(508,099)
Working Capital	$(3,181,809)	$(2,625,005)	$(556,804)

Cash Flows
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net Cash Used in Operating Activities	$(279,634)	$(238,207)
Net Cash Provided by Investing Activities	$-	$13,023
Net Cash Provided by Financing Activities	$271,710	$185,255
Net Effect of Foreign Currency Translation	$(343)	$44,648
Net (Decrease) Increase in Cash During the Period	$(8,267)	$4,719

For the six months ended June 30, 2014, net cash used in operating activities was $279,634 as a result of changes in our working capital and a six month net loss of $535,135.

For the six months ended June 30, 2014, net cash provided by financing activities was $271,710 as a result of net proceeds of loans from Lonestar Capital, a related party, offset by repayments of loans to shareholders.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of June 30, 2014 is $3,461.

Prior to the $5,000,000 in equity financing in December 2010, our Company funded some of its operations through debt financing with related party transactions.

As of June 30, 2014, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $93,138.

As of June 30, 2014, our Company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $1,946,110.

As of June 30, 2014, our Company was obligated to AMS Holdings Limited, for a non-interest bearing demand loan with a balance of $150,000.

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

Going Concern

For the six months ended June 30, 2014, our Company incurred a loss of $535,135 and an accumulated deficit of $8,673,561. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. We record sales upon shipment of product to customers and transfer of title under standard commercial terms for wholesale and web orders, and at the point of sale for direct to consumer sales at our branded retail store.Deferred revenue as of June 30, 2014 and December 31, 2013 was $9,113 and $13,214, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third and The Thiiird products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be approximately 1.8% of our trailing twelve month sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve at June 30, 2014 and December 31, 2013 was $10,317.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary. At June 30, 2014 and December 31, 2013 the allowance for doubtful accounts was $17,060 and $21,495, respectively.

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

Inventory

Inventories, consisting of finished goods and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. At June 30, 2014 and December 31, 2013, inventory consists of $299,798 and $332,102 of finished goods, and $54,493 and $55,524 of raw materials, respectively.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of June 30, 2014 and December 31, 2013, there have been reserves of $118,248 and $122,798 made for inventory on hand.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HORIYOSHI WORLDWIDE INC.
(Registrant)
Dated: August 14, 2014	/s/ Kerry Chung
Kerry Chung
President and Chief Executive Officer
(Principal Executive Officer)
Dated: August 14, 2014	/s/ Darren Takemoto
Darren Takemoto
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.