Form 10-Q
period 2014-09-30
Horiyoshi Worldwide Inc.
filed 2014-11-14
CIK 1396118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

☑  Yes     ☐   No

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

☐  Yes  ☑   No

As of November 14, 2014, there were 51,202,278 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$14,003	$11,728
Accounts receivable (net)	33,930	23,245
Prepaid expenses and other assets	39,507	31,784
Inventory	144,232	264,828

Total current assets	231,672	331,585

Property and equipment, net	71,268	91,512

Total assets	$302,940	$423,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$311,554	$354,609
Deferred Revenue	10,100	13,214
Accrued expenses	1,019,652	671,229
Due to shareholder	93,138	95,018
Demand loan	150,000	150,000
Related party, demand loan	1,573,478	1,672,520

Total current liabilities	3,157,922	2,956,590

Total liabilities	$3,157,922	$2,956,590

Stockholders’ Deficit
Preferred stock, par value $0.001, 100,000,000 shares authorized, none issued and outstanding
Common stock, par value $0.001, 1,081,100,000 shares authorized, 51,202,278 and 810,180 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	51,202	810
Additional Paid-in Capital	6,610,584	5,653,135
Accumulated other comprehensive loss	(29,818)	(49,012)
Accumulated deficit	(9,486,950)	(8,138,426)

Total stockholders' deficit	(2,854,982)	(2,533,493)

Total liabilities and stockholders' deficit	$302,940	$423,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue, net	$141,408	$128,084	$365,499	$652,445

Cost of sales	80,648	53,724	199,114	361,978

Gross profit	60,760	74,360	166,385	290,467

Operating Expenses

Selling expenses	2,337	3,010	18,063	59,667
General and administrative expenses	792,480	301,200	1,406,510	1,154,803
Depreciation and amortization	6,558	6,756	19,854	21,776

Total operating expenses	801,375	310,966	1,444,427	1,236,246

Loss from operations	(740,615)	(236,606)	(1,278,042)	(945,779)

Non-operating income (expenses)
Loss on fixed asset disposal	—	(175)	—	(8,514)
Foreign currency transaction gain/(loss)	(57,170)	57,406	(21,412)	11,668

Net loss before interest and taxes	(797,785)	(179,375)	(1,299,454)	(942.625)
Interest expense	(15,603)	(13,127)	(49,070)	(38,694)
Net loss before income taxes	(813,388)	(192,502)	(1,348,524)	(981,319)
Income taxes	—	—	—	—
Net loss	(813,388)	(192,502)	(1,348,524)	(981,319)
Foreign currency translation adjustment	52,907	(48,623)	19,194	(3,975)
Comprehensive loss	$(760,481)	$(241,125)	$(1,329,330)	$(985,294)

Loss per share of common stock	$(0.02)	$(0.24)	$(0.08)	$(1.31)

Weighted average shares of common stock outstanding	51,202,278	810,180	17,607,546	747,770

The accompanying notes are an integral part of the condensed consolidated financial statements.

HORIYOSHI WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,348,524)	$(981,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,854	21,776
Allowance for doubtful accounts	(5,251)	—
Loss on fixed asset disposal	—	8,910
Issuance of common stock for services received	557,842	—

Changes in operating assets and liabilities:
Accounts receivable	(5,940)	45,052
Prepaid expenses and other assets	(8,118)	51,420
Inventory	118,968	222,500
Accounts payable	(42,362)	81,383
Deferred revenue	(3,204)	(7,404)
Accrued expenses	366,588	279,466
Net cash used in operating activities	(350,147)	(278,216)

Cash flows from investing activities
Proceeds from the disposal of fixed asset	—	3,060
Net cash provided by investing activities	—	3,060

Cash flows from financing activities
Proceeds from loan from shareholder	—	488
Repayment of loan from shareholder	(1,880)	(5,000)
Repayment of demand loan	—	(15,000)
Proceeds from related party demand loan	370,458	322,967
Repayment of related party demand loan	(19,500)	—
Net cash provided by financing activities:	349,078	303,455
Effect of foreign currency translation on cash and cash equivalents	3,344	(10,975)
Net increase in cash	2,275	17,324
Cash - beginning of period	11,728	12,147
Cash - end of period	$14,003	$29,471
Noncash investing and financing activities:
Conversion of related party demand loan into common stock	$450,000	$50,000

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

In March 2013, the management and directors of Horiyoshi Worldwide, Inc. authorized the conversion of $50,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.015. This transaction increased the number of shares issued and outstanding to 810,180 (adjusted for 12 to 1 reverse stock split noted below).

In April 2013, Horiyoshi Worldwide, Inc. enacted a 12 to 1 reverse stock split which decreased the number of shares issued and outstanding to 810,180.

In May 2014, the Company entered into subscription agreements with 14 subscribers for the issuance of 27,892,098 common shares at a deemed price of $0.001 per share. The 27,892,098 shares were issued in partial compensation for consulting services rendered, or to be rendered, to the Company by the subscribers. This transaction increased the number of shares issued and outstanding to 28,702,278.

In July 2014, the management and directors of Horiyoshi Worldwide, Inc. authorized the conversion of $450,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.02. This transaction increased the number of shares issued and outstanding to 51,202,278.

Going Concern, Liquidity and Management's Plan

As of September 30, 2014 our Company has accumulated losses of $9,486,950 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deferred revenue as of September 30, 2014 and December 31, 2013 was $10,100 and $13,214, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third, The Thiiird, and Heroes & Demons products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be approximately 1.8% of our trailing twelve month sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve at September 30, 2014 and December 31, 2013 was $10,317.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary. At September 30, 2014 and December 31, 2013 the allowance for doubtful accounts was $16,244 and $21,495, respectively.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss during the three and nine month periods ended September 30, 2014 and 2013, the assumed exercise of stock warrants was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At September 30, 2014 and 2013 there were 3,333 stock warrants that could dilute future earnings.

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

During the three months ended September 30, 2014 and 2013, we incurred a foreign currency transaction loss of $57,170 and a foreign currency transaction gain of $57,406, which have been included as part of net income, and a foreign currency translation gain of $52,907 and a foreign currency translation loss of $48,623, which have been included as part of AOCI. During the nine months ended September 30, 2014 and 2013, we incurred a foreign currency transaction loss of $21,412 and a foreign currency transaction gain of $11,668, which have been included as part of net income, and a foreign currency translation gain of $19,194 and a foreign currency translation loss of $3,975, which have been included as part of AOCI.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. At September 30, 2014 and December 31, 2013, inventory consists of $197,677 and $332,102 of finished goods, and $49,308 and $55,524 of raw materials, respectively.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of September 30, 2014 and December 31, 2013, there have been reserves of $102,753 and $122,798 made for inventory on hand.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2014 and December 31, 2013 were $39,507 and $31,784, respectively. Prepaid expenses and other current assets represent deposits on operating leases and amounts paid for goods and services yet to be received.

Property and Equipment

Property and equipment are record at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years, for software, and seven years for leasehold improvements for financial reporting purposes.

Accounts payable and accrued expenses

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable at September 30, 2014 and December 31, 2013 were $311,554 and $354,609, respectively.

The Company accrues expenses related to business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it was not necessary for the Company to separately accrue for vacation or payroll time for the nine months ended September 30, 2014. Our accrued expenses were $1,019,652 at September 30, 2014 and $671,229 at December 31, 2013.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASU 2014-15). The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The impact of adoption will not have a material effect on our consolidated financial statements.

Note 3. Property and equipment

Property and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Furniture and equipment	$73,009	$73,558
Computers and software	19,711	19,711
Website	25,052	25,052
Leasehold improvements	32,248	32,743
	$150,020	$151,064
Less, accumulated depreciation	(78,752)	(59,552)
Property and equipment, net	$71,268	$91,512

Depreciation expense for the nine months ended September 30, 2014 and 2013 were $19,854 and $21,776, respectively.

Note 4. Subordinated Notes Payable and Demand Loans

As of September 30, 2014 and December 31, 2013, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $93,138 and $95,018, respectively. This amount is included on the balance sheet under “Due to shareholders”.

As of September 30, 2014 and December 31, 2013, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,573,478 and $1,672,520, respectively. This amount is included on the balance sheet under “Related party, demand loan”. Interest has been imputed on this note at 3.25% per annum. Total imputed interest was $42,866 for the nine month period ended September 30, 2014.

On August 30, 2012, our Company entered into a credit facility agreement with AMS Holdings Limited. The credit facility has an aggregate principal amount of $300,000 and can be drawn on at any time. Any amounts outstanding are due on the demand of the lender and are non-interest bearing. As of September 30, 2014 and December 31, 2013, our Company was obligated to AMS Holdings Limited for $150,000. This amount is included on the balance sheet under “Demand loans”.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and contains five extension options in five year increments. During the nine months ended September 30, 2014, as consideration for the IP rights, we recognized $240,000 of expenses related to license fees, all of which have been included in accrued expenses at September 30, 2014.

On September 1, 2014, the Company ceased its licensing agreement with Stone Corporation.

In March 2013, the management and directors of the Company authorized the conversion of $50,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.015 per share. This transaction increased the number of shares issued and outstanding to 810,180.

In July 2014, the management and directors of the Company authorized the conversion of $450,000 of debt held by Lonestar Capital Limited, into 22,500,000 restricted shares of HHWW common stock. This transaction increased the number of shares issued and outstanding to 51,202,278.

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

On May 15, 2014, the Company entered into subscription agreements with 14 subscribers for the issuance of 27,892,098 common shares at a deemed price of $0.001 per share. The 27,892,098 shares were issued in partial compensation for consulting services rendered, or to be rendered, to the Company by the subscribers. Of these, 200,000 shares were issued to our Director, Raymond Catroppa, 5,820,000 shares were issued to our Director and Chief Financial Officer, Darren Takemoto, and 6,200,000 shares were issued to our Director, President, and Chief Executive Officer, Kerry Chung. The shares were issued on July 24, 2014.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2014:

2014 – remainder	$11,424
2015	45,694
2016	44,990
2017	43,582
2018	32,686
Total	$178,376

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $47,047 and $65,656 for the nine months September 30, 2014 and 2013. Rent expense is included in operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Executive Summary

For the three months ended September 30, 2014, we reported net sales of $141,408, an increase of $13,324, or 10% more than the $128,084 reported for the three months ended September 30, 2013. Gross margin decreased to 43% for the three months ended September 30, 2014 compared to 58% for the three months ended September 30, 2013. Operating expenses, which include all selling, general and administrative costs, increased $490,409, or 158%, to $801,375 for the three months ended September 30, 2014 as compared to $310,966 for the three months ended September 30, 2013. Net loss for the three months ended September 30, 2014 was $813,388 compared to a net loss of $192,502 for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, we reported net sales of $365,499, a decrease of $286,946, or 44% less than the $652,445 reported for the nine months ended September 30, 2013. Gross margin increased to 46% for the nine months ended September 30, 2014 compared to 45% for the nine months ended September 30, 2013. Operating expenses, which include all selling, general and administrative costs, increased $208,181, or 17%, to $1,444,427 for the nine months ended September 30, 2014 as compared to $1,236,246 for the nine months ended September 30, 2013. Net loss for the nine months ended September 30, 2014 was $1,348,524 compared to a net loss of $981,319 for the nine months ended September 30, 2013.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three and nine months ended September 30, 2014 and September 30, 2013.

Operating results for the three and nine months September 30, 2014 and September 30, 2013 are summarized below:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenue	$141,408	$128,084	$365,499	$652,445
Cost of Sales	80,648	53,724	199,114	361,978
Gross Profit	60,760	74,360	166,385	290,467
Expenses	801,375	310,966	1,444,427	1,236,246
Other income (expense)	(57,170)	57,231	(21,412)	3,154
Interest expense	15,603	13,127	49,070	38,694
Net Loss	$(813,388)	$(192,502)	$(1,348,524)	$(981,319)

Revenue

We earned revenues of $141,408 for the three months ended September 30, 2014 compared to revenues of $128,084 for the three months September 30, 2013. For the nine months ended September 30, 2014 we earned revenues of $365,499 compared to $652,445 for the corresponding period in 2013. Revenues increased in the three month period due to decreased retail prices at our branded London store. Revenues decreased for the nine month period due to a significant decline in 2014 wholesale sales as well as decreased sales of prior season inventory to wholesale discounters.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2014 were $80,648 compared to $53,724 for the three months ended September 30, 2013. Cost of goods sold represented 57% of sales for the three months ended September 30, 2014 as compared to 42% for the three months ended September 30, 2013. For the nine months ended September 30, 2014, cost of goods sold were $199,114, or 54% of sales, compared to $361,978, or 55% of sales, for the nine months ended September 30, 2013. The increase in cost of goods sold as a percentage of sales for the three month period ended September 30, 2014, can be attributed to a September 2014 closeout sale held at our branded London store where many products were sold at below wholesale prices. The slight decrease in cost of goods sold as a percentage of sales for the nine month period is the result of the 2014 sales occurring at retail prices through our branded London store and website, while many of our 2013 sales occurred at wholesale prices as products were sold to retailers rather than direct to consumers.

Expenses

Our total expenses for the three and nine months ended September 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Selling	$2,337	$3,010	$18,063	$59,667
General and administrative	792,480	301,200	1,406,510	1,154,803
Depreciation	6,558	6,756	19,854	21,776
Total expenses	$801,375	$310,966	$1,444,427	$1,236,246

For the three months ended September 30, 2014 expenses increased $490,409, or 158%, to $801,375 as compared to $310,966 for the corresponding period in 2013. For the nine months ended September 30, 2014 expenses increased $208,181 or 17%, to $1,444,427 as compared to $1,236,246 for the corresponding period in 2013. This increase can be attributed to a the recognition of $557,842 in stock compensation expense for the issuance of shares to directors, officers, employees and various vendors for services rendered.

Liquidity and Financial Condition

Working Capital
	At September 30, 2014	At December 31, 2013	Change
Current Assets	$231,672	$331,585	$(99,913)
Current Liabilities	$3,157,922	$2,956,590	$(201,332)
Working Capital	$(2,926,250)	$(2,625,005)	$(301,245)

Cash Flows
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net Cash Used in Operating Activities	$(350,147)	$(278,216)
Net Cash Provided by Investing Activities	$—	$3,060
Net Cash Provided by Financing Activities	$349,078	$303,455
Net Effect of Foreign Currency Translation	$3,344	$(10,975)
Net Increase in Cash During the Period	$2,275	$17,324

For the nine months ended September 30, 2014, net cash used in operating activities was $350,147 as a result of changes in our working capital, a nine month net loss of $1,348,524, and common stock issued for services received of $557,842.

For the nine months ended September 30, 2014, net cash provided by financing activities was $349,078 as a result of net proceeds of loans from Lonestar Capital, a related party, offset by repayments of loans to shareholders.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of September 30, 2014 is $14,003.

Prior to the $5,000,000 in equity financing in December 2010, our Company funded some of its operations through debt financing with related party transactions.

As of September 30, 2014, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $93,138.

As of September 30, 2014, our Company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $1,573,478.

As of September 30, 2014, our Company was obligated to AMS Holdings Limited, for a non-interest bearing demand loan with a balance of $150,000.

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

Going Concern

For the nine months ended September 30, 2014, our Company incurred a loss of $1,348,524 and an accumulated deficit of $9,486,950. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. We record sales upon shipment of product to customers and transfer of title under standard commercial terms for wholesale and web orders, and at the point of sale for direct to consumer sales at our branded retail store. Deferred revenue as of September 30, 2014 and December 31, 2013 was $10,100 and $13,214, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of Horiyoshi the Third and The Thiiird products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be approximately 1.8% of our trailing twelve month sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve at September 30, 2014 and December 31, 2013 was $10,317.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary. At September 30, 2014 and December 31, 2013 the allowance for doubtful accounts was $16,244 and $21,495, respectively.

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

Inventory

Inventories, consisting of finished goods, work in process, and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. At September 30, 2014 and December 31, 2013, inventory consists of $197,677 and $332,102 of finished goods, and $49,308 and $55,524 of raw materials, respectively.

The Company maintains a perpetual inventory and report by product. This is updated daily based upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of September 30, 2014 and December 31, 2013, there have been reserves of $102,753 and $122,798 made for inventory on hand.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (ASU 2014-15). The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The impact of adoption will not have a material effect on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HORIYOSHI WORLDWIDE INC.
(Registrant)
Dated: November 14, 2014	/s/ Kerry Chung
Kerry Chung
President and Chief Executive Officer
(Principal Executive Officer)
Dated: November 14, 2014	/s/ Darren Takemoto
Darren Takemoto
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

