Form 10-K
period 2014-12-31
HW Holdings, Inc.
filed 2015-04-08
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to _____

Commission File Number: 000-53976

_____________________

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

(Exact name of registrant as specified in its charter)

_____________________

Nevada	98-0513655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

506 S. Spring St. #13575, Los Angeles, CA	90013
(Address of principal executive offices)	(Zip Code)

(213)-741-1920

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2014 was $197,681 of common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

51,202,278 as of April 7, 2015

2

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean HW Holdings, Inc., a Nevada corporation, and our wholly owned subsidiaries, Horiyoshi the Third Limited, a Hong Kong corporation, and Horiyoshi Worldwide [U.K] Limited, unless otherwise indicated.

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

In March 2013, the management and directors of Horiyoshi Worldwide, Inc. authorized the conversion of $50,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.015. This transaction increased the number of shares issued and outstanding to 9,684,739.

In April 2013, Horiyoshi Worldwide, Inc. enacted a 12 to 1 reverse stock split which decreased the number of shares issued and outstanding to 810,180.

In May 2014, the Company entered into subscription agreements with 14 subscribers for the issuance of 27,892,098 common shares at a deemed price of $0.02 per share. The 27,892,098 shares were issued in partial compensation for consulting services rendered, or to be rendered, to the Company by the subscribers. This transaction increased the number of shares issued and outstanding to 28,702,278.

In July 2014, the management and directors of Horiyoshi Worldwide, Inc. authorized the conversion of $450,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.02. This transaction increased the number of shares issued and outstanding to 51,202,278.

On March 2, 2015 the Financial Industry Regulatory Authority (FINRA) approved the Company’s name change from Horiyoshi Worldwide, Inc. to HW Holdings, Inc.

Our fiscal year end is December 31.

Our Current Business

As of the closing date of the amended share exchange agreement on November 5, 2010, we adopted the business of fashion apparel design and distribution. Our business is currently carried on through HW Holdings, Inc. and our wholly owned subsidiaries, Horiyoshi the Third Limited and Horiyoshi Worldwide (UK) Limited. Currently, our principal activity is the design and production of a unique collection of knit-wear, t-shirts, sweats, scarves and other personal accessories based on tattoo inspired artwork under the brand “HTT Clothing”. Our products have been sold both in the United States and internationally in leading premium stores, including Harvey Nichols, Barney’s and Saks Fifth Avenue, and in a number of boutique and speciality stores. We have also sold our products through our branded retail store in London, England and through our branded website.

As of December 31, 2014, we ceased operations at our branded retail store in London, England and now hold all inventory in Los Angeles.

To date all of our products have been produced in Japan, Hong Kong and Los Angeles on a limited run basis to ensure the exclusivity of the brand.

Operating Strategy

Since we began our apparel business in 2009 we have employed the following operating strategies:

•	Development of Brand Recognition: Capitalizing upon and building the distinctive brand image of HTT Clothing in the luxury casual apparel market.
•	Accessing global distribution networks for luxury fashion apparel: Establishing relationships with luxury retailers across global markets in order to increase the breadth of our distribution channels.
•	Maintaining Brand Exclusivity and
•	Consistency: Maintaining and building the exclusivity of HTT Clothing through controlled product selection, retail distribution, and strategic marketing and media exposure. To reinforce and build a global image of exclusivity and appeal, we have sold through a limited number of stores, including better department stores (such as Harvey Nichols Worldwide and Saks Fifth Avenue), large speciality stores, better boutiques catering to affluent, fashion-conscious customers (such as Maxfield in Los Angeles, California), and exclusive online retailers (such as Net-A-Porter). Consistent with our operating philosophy, we intend to maintain strict control over design, quality, advertising, marketing and distribution of our products, as well as licensing of our trademarks and signature artwork.

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

Products

Our product line currently consists of men’s and women’s casual wear and unisex accessories. Our men’s wear collection currently consists of t-shirts, hoodies, sweats, and knitwear, while our women’s wear collection is highlighted by short knit dresses, tank tops, and leggings. Our accessories line features scarves and a range of jewelry, including rings, earrings, bracelets and pendants.

Apparel products are generally organized into five price levels ranging from lowest to highest as follows: “budget”, “moderate”, “better”, “bridge” and “designer” or “luxury”. Our current collections retail at “designer” price points of approximately $100 to $140 for t-shirts, $270 to $365 for hoodies and sweats, $400 to $1,000 for knits, $700 to $1000 for outerwear, and $280 to $420 for scarves.

Employees

As of December 31, 2014 we had 2 employees working either full-time or part-time. None of our employees are represented by a labor union, and we consider our relations with our employees to be satisfactory.

Customers and Distribution

Our products are distributed through a number of non-affiliated apparel retailers worldwide and through our branded website. For the year ended December 31, 2014, there were not any retail distribution customers that represented greater than 10% of total sales revenue. Our wholesale revenues were derived from retailers located in Canada, Hong Kong, the United Kingdom, and the United States. For the year ended December 31, 2013 there was one retail distribution customer representing greater than 10% of total sales revenue. Century 21 Department Stores, Inc. represented 13.5% of total sales revenue and 12.6% of accounts receivables for the year ended December 31, 2013. We have continued to diversify our customer base by focusing on direct to consumer sales and our concentration risk has improved markedly for the year ending December 31, 2014. We have not experienced any significant difficulties in collecting our accounts receivable in the past. Total direct to consumer sales for the year ending December 31, 2014 was approximately $265,875 through our branded retail store and $46,772 through our branded website.

Marketing and Advertising

We market our products primarily through referrals, product presentations, and special events or openings held in cooperation with our retailers. We also receive a significant quantity of unsolicited advertising in the form of coverage in newspapers, fashion magazines and blogs, and through online retail outlets operated or affiliated with our customers. Our collections have been featured in the fashion sections of the New York and Los Angeles Times, Vogue Online, British Vogue, Marie Claire and the Sunday Times style insert among many others. As we expand our product line and increase our market presence, we intend to supplement our current advertising strategies with extensive print media image advertising designed to appeal to a specific target group of customers. Our collections focus on customers with an active lifestyle and an appreciation for exclusive, artisanal clothing. We intend to capture our target market by offering apparel and accessories that combine luxury materials with the imagery and appeal of an ancient and exotic artistic tradition and sub-culture.

Suppliers, Design, and Production

Generally, the fabric and threads used in our products manufactured in Japan, Hong Kong, and Los Angeles are sourced directly by us. Although we do not currently have any long-term agreements in place for the supply of our fabrics, threads or other components, such high quality fabrics are currently readily available from a number of suppliers.

Our design team is responsible for the design and development of our products. We do not currently have a formal research and development effort but our design team plans to continue to develop new merchandise styles for each season.

We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have contract manufacturers in Japan and Hong Kong for our knitwear, scarves, and some outerwear, and the United States for t-shirts and other jersey products. We believe we can meet our current production needs using these and other available contract manufacturers. These contractors purchase the fabric and materials and then sew and finish our products to our design specifications.

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

We believe that retailer and consumer demand for our products depends to a great extent on the allure and reputation of our tattoo inspired designs. Our management believes that future growth will be achieved by building the recognition and quality of our brand and leveraging that recognition by adding new product collections and expanding our markets for distribution.

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

Subsidiaries

As of December 31, 2014, we have two wholly owned subsidiaries, Horiyoshi the Third Limited, a Hong Kong company, and Horiyoshi Worldwide [UK] Limited, a United Kingdom company.

Intellectual Property

Our wholly owned subsidiary, Horiyoshi the Third Limited, was the exclusive licensee of the trademarks, product designs, and copyrighted artwork associated with our previous brands Horiyoshi, The Thiiird, and Heroes & Demons. All trademarks, designs and artwork used by Horiyoshi the Third Limited in the production of these brands are owned by Stone Corporation Inc. d/b/a Stone Japan, a Japanese corporation that is 80% owned by Lone Star Capital Limited, (a Hong Kong company and owned by our principal shareholder) and 20% owned by Yoshihito Nakano, Master Horiyoshi III. The marks, designs and artwork for these brands were licensed to Horiyoshi the Third Limited on an exclusive basis under the amended license agreement dated June 1, 2011. Pursuant to the amended license agreement we held the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and was extended on a month to month basis. We paid consideration of $750,000 as a non-refundable entry fee into the license agreement, $45,000 as a flat license fee for the month of June 2011, and $30,000 per month from July 2011 through August 2014. We terminated the license agreement with Stone Japan on September 1, 2014. As of December 31, 2014 we have included $725,632 of unpaid license fees in accrued expenses.

Prior to the termination of the license agreement with Stone Japan, the principal trademarks used by our company to distinguish our brands were Horiyoshi™, Horiyoshi III™, Horiyoshi the Third™, The Thiiird™ and Heroes & Demons™. We also used a logo consisting of the stylized cursive letters and numeral Horiyoshi III with a slash beneath the Roman numeral “III”, alone and in combination with an ink drawn demon head and other graphics. These trademarks are the subject of civil and common law trademark rights, and pending applications throughout the world filed by Stone Japan or by us on its behalf, for use on a variety of items of apparel and apparel-related products. Currently, all products are produced under the brand moniker “HTT Clothing”.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related to our Business

Dependence on Key Personnel

The future success of our company depends largely on the talents and abilities of our Directors, Chief Executive Officer, Chief Financial Officer and our independent contractors. Although we believe that our continued operation and growth might be sustained without the ongoing contributions of one or more personnel; no assurance can be given that our business would not be adversely affected if certain key members of our production team or management ceased to be active in our business. We do not currently maintain key-person life insurance or have any long term employment/retention contracts in place for any members of management.

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

We anticipate that the demand for our products will follow the cyclical patterns typical of the fashion and apparel industry. Demand for fashion and apparel products is cyclical and tends to decline in recessionary or politically or economically unstable periods, whether on a global, national or regional level. We believe that the sale of our productions, from their introduction to the retail market in 2009 through December 31, 2014, was undoubtedly hampered by a stagnant, recessionary global retail environment.

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

Dependence on Certain Customers and Licenses could have a material adverse impact on our business

Certain of our retail customers have accounted for a significant portion of our gross revenues. For the year ended December 31, 2014, there were not any retail distribution customers that represented greater than 10% of total sales revenue. For the year ended December 31, 2013 there was one retail distribution customer representing greater than 10% of total sales revenue. Century 21 Department Stores, Inc. represented 13.5% of total sales revenue and 12.6% of accounts receivables for the year ended December 31, 2013. The balance of our revenues were derived from other retailers located in Canada, Hong Kong, the United Kingdom, and the United States, as well as from direct to consumer sales from our branded retail store and website.

We have incurred net losses since commencing business and expect losses to continue for the foreseeable future.

We had nominal revenues of $384,120 and $862,198 for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, we had incurred net losses of $1,614,364 and $1,390,980, respectively. We expect our losses to continue for the foreseeable future as we grow our business. Our inability to manage or recoup our losses may impede our ability to secure additional financing or credit, and may ultimately result in the failure of our business and the loss of your investment.

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

Our officers, directors, and principal stockholders (greater than 5% stockholders) collectively control approximately 69% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect or delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Item 2. Properties

Our mailing address is located at 506 S. Spring St. #13575, Los Angeles, CA, USA. We currently do not have an executive office space.

In February 2015, the Company terminated the lease for its branded retail outlet in London, England.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2014	$2.57	$1.30
September 30, 2014	$3.65	$1.01
June 30, 2014	$6.20	$0.60
March 31, 2014	$2.65	$0.75
December 31, 2013	$7.01	$0.41
September 30, 2013	$0.70	$0.41
June 30, 2013	$1.00	$0.20
March 31, 2013	$0.10	$0.04

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

On December 31, 2014, the shareholders' list showed 21 registered shareholders and 51,202,278 common shares outstanding.

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

On May 15, 2014, the Company entered into subscription agreements with 14 subscribers for the issuance of 27,892,098 common shares at a deemed price of $0.02 per share. The 27,892,098 shares were issued in partial compensation for consulting services rendered, or to be rendered, to the Company by the subscribers. Of these, 200,000 shares were issued to our Director, Raymond Catroppa, 5,820,000 shares were issued to our Director and Chief Financial Officer, Darren Takemoto, and 6,200,000 shares were issued to our Director, President, and Chief Executive Officer, Kerry Chung. The shares were issued on July 24, 2014.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2014.

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

Executive Summary

HW Holdings, Inc. (HHWW) owns and operates “HTT Clothing”, a luxury contemporary clothing brand engaged in the design, distribution, and retailing of apparel based on the creative inspiration of sophisticated tattoo art.

The business was established on September 1, 2008 to capitalize on the legacy of the tattoo master Horiyoshi III, by offering consumers a unique collection of knitwear, t-shirts and accessory items based on his designs. The Company began selling its products from the “Horiyoshi” collection in 2009 and later developed the “Heroes & Demons” collection in 2011 and “The Thiiird” collection in 2012. The rights to the design catalogue were exclusively licensed to Horiyoshi the Third Limited, a wholly owned subsidiary of HHWW (“the Company”). Horiyoshi Worldwide [U.K.] Limited, another subsidiary wholly owned by HHWW, was created in 2011 to operate the Company’s first branded retail outlet in London.

In order to broaden its scale and scope, the Company established the brand “HTT Clothing” in 2014. The “HTT Clothing” collection infuses its designs with artwork and themes from various renowned tattoo artists to create a broad and varied style while maintaining the Company’s dedication to craftsmanship and quality goods.

The Company is passionate about the art work of each collaborative tattoo artist and takes great care integrating imagery into each of its garments. HHWW’s management feels that it is positioning the Company to take advantage of the increasing inflection of design, art and culture in today’s fashion world. By introducing quality clothes that infuse the internationally recognized art work of renowned tattoo artists, the Company believes it is at the vanguard of a growing interest in unique aspects of the art and cultural imagery. Our goal is to build a brand that is recognized throughout the world for creating quality products with universal appeal.

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

Licensing agreements and partnerships:

The Company believes there is the potential to develop relationships with key partners in various product categories including eyewear, fragrances, timepieces, home décor and linens, fabrics and action sport recreational products utilizing the “HTT Clothing" art catalogue and brand name. Such partnerships will serve to expand brand recognition and demographic outreach with the goal of adding to the existing revenue stream.

Expand the infrastructure of the firm:

The Company will continue to strengthen management and build the internal infrastructure of the firm to facilitate a successful growth strategy and build the “HTT Clothing” brand.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2014 and 2013.

Our operating results for the years ended December 31, 2014 and 2013 are summarized as follows:

	Year Ended December 31,
	2014	2013
Revenue	$384,120	$862,198
COGS	$291,044	$653,146
Gross Profit	$93,076	$209,052
Expenses	$1,613,739	$1,566,484
Net Loss	$(1,614,364)	$(1,390,980)

Revenue

We earned revenues of $384,120 for the year ended December 31, 2014 compared to revenues of $862,198 for the year ended December 31, 2013. Decreased revenues in 2014 can be attributed to our inability to produce and deliver a full collection of seasonal wholesale orders due to cash flow constraints. In addition, our branded retail outlet in London was inoperable in October and November 2014 due to the Company’s inability to pay employee wages.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2014 were $291,044 compared to $653,146 for the year ended December 31, 2013. Cost of goods sold in 2014 and 2013 represented 76% of sales.

Expenses

Our expenses for the years ended December 31, 2014 and 2013 are outlined in the table below:

	Year Ended December 31,
	2014	2013
Selling expenses	$20,610	$61,823
General and administrative	$1,566,910	$1,476,077
Depreciation and amortization	$26,219	$28,584
Loss on disposal of fixed assets	$13,527	$9,983
Total	$1,627,266	$1,576,467

Expenses for the year ended December 31, 2014, increased by 3% as compared to the comparative period in 2013.

This increase can be attributed to the recognition of $557,842 in stock compensation expense for the issuance of common shares to directors, officers, employees and various vendors for services rendered, offset by decreases in travel, meals and entertainment expense, sampling costs, professional fees, and rent expense.

Liquidity and Financial Condition

Working Capital
	At December 31, 2014	At December 31, 2013	Change
Current Assets	$98,994	$331,585	$(232,591)
Current Liabilities	$3,117,119	$2,956,590	$(160,529)
Working Capital	$(3,018,125)	$(2,625,005)	$(393,120)

Cash Flows
	Year Ended December 31, 2014	Year Ended December 31, 2013
Net Cash Used In Operating Activities	$(516,571)	$(291,725)
Net Cash Provided by Investing Activities	$—	$4,060
Net Cash Provided by Financing Activities	$402,578	$301,471
Net Effect of Foreign Currency Translation	$109,405	$(14,225)
Net Decrease In Cash During the Period	$(4,588)	$(419)

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of December 31, 2014 is $7,140 compared to $11,728 at December 31, 2013.

As of December 31, 2014 and 2013, our company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $93,138 and $95,018, respectively.

As of December 31, 2014 and 2013, our company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $1,626,978 and $1,672,520.

Plan of Operation and Cash Requirements

Our wholly-owned subsidiary, Horiyoshi the Third Limited, began selling its products in 2009. Our wholly owned subsidiary Horiyoshi Worldwide [U.K.] Limited, began operating our first branded retail outlet in London in 2011. Our plan of action over the next twelve months is to continue to market and sell the “HTT Clothing” collection and raise additional capital financing as necessary, to grow operations.

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

Going Concern

For the year ended December 31, 2014, our company has incurred losses of $1,614,364 and has an accumulated deficit of $9,752,790. Our company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Seasonality

To date, with the majority of the company’s revenues coming from the luxury segment there is seasonality in the revenue steam. There are two luxury fashion seasons per year which align with spring/summer and fall/winter. As such, this translates into the company booking a large portion of orders and corresponding revenues in the first and third quarter on a yearly basis. However, as direct to consumer sales continue to increase through the opening of branded retail stores and our website we expect earnings to continue to smooth out throughout the year going forward.

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

Deferred revenue as of December 31, 2014 and December 31, 2013 were $8,980 and $13,214, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of HTT Clothing products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses. Currently we estimate returns to be approximately 2.5% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve for the years ended December 31, 2014 and 2013 was $10,137.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary. At December 31, 2014 and 2013 the allowance for doubtful accounts was $16,651 and $21,495, respectively.

Cost of goods sold

Cost of goods sold consists of cost of purchases for resale to stores located in in in Canada, Hong Kong, the United Kingdom, and the United States.  It also consists of cost of purchases for resale of our branded retail outlet in London and our branded website. In addition, write offs of obsolete inventory, changes in the inventory reserve, and shrinkage are included in cost of goods sold. Our clients are required to pay all shipping costs for the delivery of their orders.

Inventory

Inventories, consisting of finished goods and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. At December 31, 2014 inventory consists of $34,127 of finished goods and $26,933 of raw materials. The Company maintains perpetual inventory and report by product. This is updated on a daily basis upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of December 31, 2014 and 2013, there have been reserves of $179,332 and $122,798, respectively made for inventory on hand.

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

Valuation of common stock for related party transactions

The valuation of common stock issued to related parties is based on management’s best estimate of the services received in exchange for the shares issued. During the year ended December 31, 2014, the Company issued common stock to related parties at a deemed price of $0.02 per share.

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

During the year ended December 31, 2014 we incurred a foreign currency transaction loss of $68,260, which is included as part of net income, and a foreign currency translation gain of $68,346, which is included as part of AOCI.

Item 8. Financial Statements and Supplementary Data

INDEX

Report of Independent Registered Public Accounting Firms
Consolidated Balance Sheet as of December 31, 2014 and 2013	23
Consolidated Statement of Operations and Comprehensive Loss for the Years Ended December 31, 2014 and 2013	24
Consolidated Statement of Cash Flows for the Years Ended December 31, 2014 and 2013	25
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2014 and 2013	26

To the Board of Directors

HW Holdings, Inc. (FKA Horiyoshi Worldwide, Inc.)

Los Angeles, CA

We have audited the accompanying consolidated balance sheet of HW Holdings, Inc. (FKA Horiyoshi Worldwide, Inc.) and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HW Holdings, Inc. (FKA Horiyoshi Worldwide, Inc.) and its subsidiaries as of December 31, 2014 and the related results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit, recurring net losses and negative cash flows from operations. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 8, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Horiyoshi Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of Horiyoshi Worldwide, Inc. and its subsidiaries as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. Horiyoshi Worldwide, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horiyoshi Worldwide, Inc. and its subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 15, 2014

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$7,140	11,728
Accounts receivable, net	946	23,245
Prepaid expenses and other assets	29,848	31,784
Inventory, net	61,060	264,828

Total current assets	98,994	331,585

Property and equipment, net	33,351	91,512

Total assets	$132,345	423,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$321,867	354,609
Deferred revenue	8,980	13,214
Accrued expenses	916,156	671,229
Due to shareholders	93,138	95,018
Demand loan	150,000	150,000
Related party, demand loan	1,626,978	1,672,520

Total current liabilities	3,117,119	2,956,590

Total liabilities	$3,117,119	2,956,590

Stockholders' Deficit
Preferred stock, par value $0.001, 100,000,000 shares authorized, none issued and outstanding
Common stock, par value $0.001, 1,081,100,000 shares authorized, 51,202,278 and 810,180 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	51,202	810
Additional Paid-in Capital	6,697,480	5,653,135
Accumulated other comprehensive loss	19,334	(49,012)
Accumulated deficit	(9,752,790)	(8,138,426)

Total stockholders' deficit	(2,984,774)	(2,533,493)

Total liabilities and stockholders' deficit	$132,345	423,097

The accompanying notes are an integral part of the consolidated financial statements.

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended
	December 31,	December 31,
	2014	2013

Revenue, net	$384,120	$862,198

Cost of sales	291,044	653,146

Gross profit	93,076	209,052

Operating Expenses

Selling expenses	20,610	61,823
General and administrative expenses	1,566,910	1,476,077
Depreciation and amortization	26,219	28,584
Loss on fixed asset disposal	13,527	9,983

Total operating expenses	1,627,266	1,576,467

Loss from operations	(1,534,190)	(1,367,415)

Non-operating income (expenses)

Other income	1,300	2,166
Loss on employee loans	(4,976)	—
Foreign currency transaction gain/(loss)	(68,260)	34,361

Net (loss) before interest and taxes	(1,606,126)	(1,330,888)
Interest expense	8,238	60,092
Net (loss) before income taxes	(1,614,364)	(1,390,980)
Income taxes	—	—
Net (loss)	(1,614,364)	(1,390,980)
Foreign currency translation adjustment	68,346	(30,911)
Comprehensive (loss)	$(1,546,018)	$(1,421,891)

Earnings (loss) per share of common stock	$(0.07)	$(1.82)

Weighted average shares of common stock outstanding	23,314,048	763,372

The accompanying notes are an integral part of the consolidated financial statements.

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities
Net (loss)	$(1,614,364)	$(1,390,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,219	28,584
Allowance for doubtful accounts	(4,844)	13,964
Loss on fixed asset disposal	13,527	9,983
Issuance of common stock for services received	557,842	—

Changes in operating assets and liabilities:

Accounts receivable	19,438	48,073
Prepaid expenses and other assets	576	39,140
Inventory	199,133	452,449
Accounts payable	(30,084)	87,329
Deferred revenue	4,112	(8,304)
Accrued expenses	311.874	428,037

Net cash used in operating activities	(516,571)	(291,725)

Cash flows from investing activities
Proceeds from disposal of fixed assets	—	4,060

Net cash provided by investing activities	—	4,060

Cash flows from financing activities
Proceeds of loan from shareholders/directors	—	4,488
Repayment of loans from shareholders	(1,880)	(17,984)
Repayment of demand loan	—	(15,000)
Repayment of related party demand loans	(19,500)	—
Proceeds from related party demand loans	423,958	329,967

Net cash flows provided by financing activities:	402,578	301,471
Effect of foreign currency translation on cash and cash equivalents	109,405	(14,225)
Net increase in cash	(4,588)	(419)
Cash - beginning of period	11,728	12,147
Cash - end of period	$7,140	$11,728

Noncash Investing and Financing Activities:
Conversion of related party demand loan into common stock	$450,000	$50,000
Imputed interest contributed to capital	$86,895	$—

The accompanying notes are an integral part of the consolidated financial statements.

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-In	Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Loss	Total
Balance, January 1, 2013	529,333	$529	$5,603,416	$(18,101)	$(6,747,446)	$(1,161,602)

Net loss	—	—	—	—	(1,390,980)	(1,390,980)
Debt conversion	280,847	281	49,719	—	—	50,000
Foreign currency translation adjustment	—	—	—	(30,911)	—	(30,911)

Balance, December 31, 2013	810,180	$810	$5,653,135	$(49,012)	$(8,138,426)	$(2,533,493)

Net Loss	—	—	—	—	(1,614,364)	(1,614,364)
Debt conversion	22,500,000	22,500	427,500	—	—	450,000
Common shares issued for services	27,892,098	27,892	529,950	—	—	557,842
Imputed interest contributed to capital	—	—	86,895	—	—	86,895
Foreign currency translation adjustment	—	—	—	68,346	—	68,346

Balance, December 31, 2014	51,202,278	$51,202	$6,697,480	$19,334	$(9,752,790)	$(2,984,774)

The accompanying notes are an integral part of the consolidated financial statements.

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business description

HW Holdings, Inc. (HHWW) owns and operates “HTT Clothing”, a luxury contemporary clothing brand engaged in the design, distribution, and retailing of apparel based on the creative inspiration of sophisticated tattoo art.

The business was established on September 1, 2008 to capitalize on the legacy of the tattoo master Horiyoshi III, by offering consumers a unique collection of knitwear, t-shirts and accessory items based on his designs. The Company began selling its products from the “Horiyoshi” collection in 2009 and later developed the “Heroes & Demons” collection in 2011 and “The Thiiird” collection in 2012. The rights to the design catalogue were exclusively licensed to Horiyoshi the Third Limited, a wholly owned subsidiary of HHWW (“the Company”). Horiyoshi Worldwide [U.K.] Limited, another subsidiary wholly owned by HHWW, was created in 2011 to operate the Company’s first branded retail outlet in London.

In order to broaden its scale and scope, the Company established the brand “HTT Clothing” in 2014. The “HTT Clothing” collection infuses its designs with artwork and themes from various renowned tattoo artists to create a broad and varied style while maintaining the Company’s dedication to craftsmanship and quality goods.

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

On June 21, 2010, Kranti effected a 2.1622 for one (1) forward stock split of outstanding stock. As a result, the company’s outstanding share count increased from 43,875,000 shares of common stock to 94,866,525 shares of common stock, all with a par value of $0.01. In addition, on June 21, 2010, the company changed its name to Horiyoshi Worldwide Inc. to coincide with the redirection of its business toward fashion apparel. On September 1, 2010, the company entered into a share exchange agreement with Horiyoshi the Third Limited, a Hong Kong corporation, and the shareholders of Horiyoshi the Third Limited for purchase of the company.

On November 5, 2010, then President, Mitsuo Kojima affected a Share Cancellation Agreement with Kranti and surrendered for cancellation all 64,866,000 shares held by him in common stock which left a total of 30,000,526 shares outstanding.

The share exchange agreement with Horiyoshi the Third Limited was subsequently amended and on November 5, 2010 the acquisition of all of the issued and outstanding common shares of Horiyoshi the Third Limited occurred. In accordance with the closing, Horiyoshi Worldwide, Inc. issued 30,000,526 shares of common stock to the former shareholders of Horiyoshi the Third Limited in exchange for the acquisition of all 10,000 Horiyoshi the Third Limited shares issued and outstanding. Upon close of the acquisition Horiyoshi Worldwide, Inc. had a total of 60,000,526 shares issued and outstanding.

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

In March 2013, the management and directors of Horiyoshi Worldwide, Inc. authorized the conversion of $50,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.015. This transaction increased the number of shares issued and outstanding to 9,684,739.

In April 2013, Horiyoshi Worldwide, Inc. enacted a 12 to 1 reverse stock split which decreased the number of shares issued and outstanding to 810,180. All share and per share amounts have been retroactively restated to reflect the effects of this transaction.

In May 2014, the Company entered into subscription agreements with 14 subscribers for the issuance of 27,892,098 common shares at a deemed price of $0.02 per share. The 27,892,098 shares were issued in partial compensation for consulting services rendered, or to be rendered, to the Company by the subscribers.

In July 2014, the management and directors of Horiyoshi Worldwide, Inc. authorized the conversion of $450,000 of debt held by Lonestar Capital Limited, into 22,500,000 restricted shares of HHWW common stock to be valued at $0.02.

On March 2, 2015 the Financial Industry Regulatory Authority (FINRA) approved the Company’s name change from Horiyoshi Worldwide, Inc. to HW Holdings, Inc.

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

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company’s main banking relationship is with HSBC Bank at branches in Los Angeles, Hong Kong and London. For cash management purposes the company concentrates its cash holdings in accounts at HSBC Bank. The balances in these accounts may exceed the federally insured limit of $250,000 per account by the Federal Deposit Insurance Corporation (FDIC) in case of bank failure. This would have a significantly negative impact on the company’s ability to continue operations.

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

Deferred revenue as of December 31, 2014 and December 31, 2013 were $8,980 and $13,214, respectively. Deferred revenue represents prepayments and deposits required from certain customers before delivery of HTT Clothing products.

Return policy

Customers have the right to return merchandise and the return policy is set by senior management and consistent among all of our client relationships. Based on historical experience, actual returns by our clients have been rare and immaterial across our client base. Management monitors returns by clients carefully as we increase the number of retail outlets within our distribution network. Reserves are established to reflect actual and anticipated losses. Currently we estimate returns to be approximately 2.5% of our sales and reserves have been made accordingly each reporting period. The return reserve based on this percentage of sales has been consistent with actual returns in our brief operating history. The balances of the return reserve for the years ended December 31, 2014 and 2013 was $10,137.

Cost of sales

Cost of goods sold consists of cost of purchases for resale to stores located in in in Canada, Hong Kong, the United Kingdom, and the United States.  It also consists of cost of purchases for resale of our branded retail outlet in London and our branded website. In addition, write offs of obsolete inventory, changes in the inventory reserve, and shrinkage are included in cost of goods sold. Our clients are required to pay all shipping costs for the delivery of their orders.

Accounts receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts with balances over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company's best estimate of the amounts that will not be collected. Our Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Our Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Our Company has assessed accounts receivable and determined that a reserve is necessary. At December 31, 2014 and 2013 the allowance for doubtful accounts was $16,651 and $21,495, respectively.

Earnings (Loss) per Share

The Company presents earnings (loss) per share (“EPS”) in accordance with ASC 260,“Earnings per Share. ASC 260 requires dual presentation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the net loss during the year ended December 31, 2014, the assumed exercise of stock warrants was anti-dilutive. Therefore, basic and diluted losses per share are the same for all periods presented. At December 31, 2014 there were 3,333 stock warrants that could dilute future earnings.

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

During the year ended December 31, 2014 we incurred a foreign currency transaction loss of $68,260, which is included as part of net income, and a foreign currency translation gain of $68,346, which is included as part of AOCI.

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

Inventories

Inventories, consisting of finished goods and raw materials are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. At December 31, 2014 inventory consists of $34,127 of finished goods and $26,933 of raw materials.

The Company maintains perpetual inventory and report by product. This is updated on a daily basis upon shipping and sales reports. Due to the high style nature of the Company’s merchandise, reserves are recorded to reduce the carrying value of slow moving, out of season, and broken style merchandise to market value and as additional cost of sales. As of December 31, 2014 and 2013, there have been reserves of $179,332 and $122,798, respectively made for inventory on hand.

Property and equipment

Property and equipment are recorded at cost and valued at $67,574 for the year ended December 31, 2014. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years for the office equipment, websites, and computers, three years for software, and seven years for leasehold improvements for financial reporting purposes. Depreciation for the years ended December 31, 2014 and 2013 were $26,219 and $28,584 respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets for the years ended December 31, 2014 and 2013 were $29,848 and $31,784, respectively. Prepaid expenses and other current assets represent deposits on operating leases and amounts paid for goods and services yet to be received.

Accrued Expenses and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable for the years ended December 31, 2014 and 2013 were $321,867 and $354,609, respectively.

The Company accrues expenses related to licensing rights, business travel, professional services rendered but not yet paid for and various office expenses and reimbursements. As a result of the limited number of employees and short term nature of their employment it has not been necessary for the Company to separately accrue for vacation for the year ended December 31, 2014. Our accrued expenses were $916,156 and $671,229 for the years ended December 31, 2014 and 2013, respectively.

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

3. GOING CONCERN

As of December 31, 2014, our company has accumulated losses of $9,752,790 since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2014	December 31, 2013

Furniture and equipment	$31,779	$73,558
Computers and software	10,743	19,711
Website	25,052	25,052
Leasehold improvements	—	32,743
	$67,574	$151,064
Less, accumulated depreciation	(34,223)	(59,552)
Property and equipment, net	$33,351	$91,512

During the year ended December 31, 2014, the Company realized a loss on the disposal of fixed assets in the amount of $13,527. Depreciation expense for the years ended December 31, 2014 and 2013 was $26,219 and $28,584, respectively.

5. SUBORDINATED NOTES PAYABLE AND DEMAND LOANS

As of December 31, 2014 and December 31, 2013, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $93,138 and $95,018, respectively. This amount is included on the balance sheet under “Due to shareholders”.

As of December 31, 2014 and December 31, 2013, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,626,978 and $1,672,520, respectively. This amount is included on the balance sheet under “Related party, demand loan”. During the year ended December 31, 2014, the Company borrowed $423,958 and repaid $19,500 on this note. In addition, the Company authorized the conversion of $450,000 of debt held by Lonestar Capital Limited, into 22,500,000 restricted shares of HHWW common stock. Interest has been imputed on this note at 3.25% per annum. For the year ended December 31, 2014, $86,965 of accrued imputed interest was reclassified to additional paid in capital.

On August 30, 2012, our Company entered into a credit facility agreement with AMS Holdings Limited. The credit facility has an aggregate principal amount of $300,000 and can be drawn on at any time. Any amounts outstanding are due on the demand of the lender and are non-interest bearing. As of December 31, 2014 and December 31, 2013, our Company was obligated to AMS Holdings Limited for $150,000. This amount is included on the balance sheet under “Demand loans”.

6. RELATED PARTY TRANSACTIONS

On September 17, 2008, the Company entered into a License Agreement with Stone Corporation Inc. d/b/a Stone Japan, a Japanese corporation that is 80% owned by Lone Star Capital Limited, (a Hong Kong company and our principal shareholder) and 20% owned by Yoshihito Nakano, Master Horiyoshi III. Pursuant to the license agreement we hold an exclusive, worldwide, 35 year license, effective September 17, 2008, to use all copyright and trademark rights associated with our products and brand, and to exclusively manufacture and distribute apparel, beauty products, and other products related to our business. No third party is permitted to use the IP licensed to us for the production of non-apparel merchandise. We paid consideration of $10 in respect of the licensed rights. In the event that Stone Japan intends to sell the intellectual property rights licensed to us, we shall have a first right of purchase for those rights so long as the license agreement is in effect to purchase those rights at any time in the seven (7) years preceding the termination of the license agreement. The purchase price shall be equal to two (2) times the average annual gross sales turnover of our products based on the licensed rights during the three years preceding the date of exercise of the right of purchase.

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and contains five extension options in five year increments. The Company ceased its agreement with Stone Corporation on September 1, 2014. During the year ended December 31, 2014, as consideration for the IP rights, we recognized $240,000 of expenses related to license fees, all of which have been included in accrued expenses at December 31, 2014.

In March 2013, the management and directors of the Company authorized the conversion of $50,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.015 per share. This transaction increased the number of shares issued and outstanding to 810,180.

In July 2014, the management and directors of Horiyoshi Worldwide, Inc. authorized the conversion of $450,000 of debt held by Lonestar Capital Limited, into 22,500,000 restricted shares of HHWW common stock to be valued at $0.02.

7. STOCK-BASED COMPENSATION AND WARRANTS

In May 2014, the Company entered into subscription agreements with 14 subscribers for the issuance of 27,892,098 common shares at a deemed price of $0.02 per share. The 27,892,098 shares were issued in partial compensation for consulting services rendered, or to be rendered, to the Company by the subscribers. As a result of the transaction the Company incurred $557,842 of stock compensation expense during the year ended December 31, 2014.

Outstanding warrants at the end of December 31, 2013 and 2014 are as follows:

Number of Warrants
Warrants Outstanding at December 31, 2012	3,333
Issued	—
Exercised	—
Forfeited	—
Warrants Outstanding at December 31, 2013	3,333
Issued	—
Exercised	—
Forfeited	—
Warrants Outstanding at December 31, 2014	3,333

These warrants have no expiration date and have an exercise price of $60.00 per share. There were no additional awards granted during the year ended December 31, 2014.

8. INCOME TAXES

The major components of the Company’s net deferred income tax assets at December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforwards	$3,297,812	$2,731,787
Bad debt reserve	1,502	(4,329)
Inventory reserve	(17,526)	(16,611)
Benefit from state tax	98,446	86,426
Depreciation	(8,128)	976
Total deferred tax assets	3,372,106	2,798,249
Valuation allowance	(3,372,106)	(2,798,249)
Deferred tax assets, net of valuation allowance	$—	$—

A full valuation allowance has been established against the deferred tax assets for the years ended December 31, 2014 and 2013 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

The Company accounts for income taxes in accordance with the ASC 740-10-25. As a result of the assessment, the Company has recognized no material tax adjustments to the unrecognized tax benefits. The reconciliation of the effective income tax rate of the Company to the statutory income tax rate for the fiscal years ended December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013

Federal income tax rate	31%	31%
State income tax rate	9%	9%
Increase in valuation allowance	-40%	-40%
Effective tax rate	0%	0%

As of December 31, 2014 the Company’s tax years for 2011, 2012 and 2013 are subject to examination by the tax authorities. Our net operating loss carryforwards totaling $3,372,106 will begin to expire in 2030.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

In September 2011, the Company entered into an agreement to lease a building for its first retail store at 19 Connaught Street, London W2. The lease has a term of 7 years and expires at the end of August 2018. The Company accounts for this lease as an operating lease. In February 2015, the Company terminated this lease agreement prior to its expiration date.

The Company also leases certain office equipment under operating lease agreements.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014:

2015	$45,694
2016	44,990
2017	43,582
2018	32,686
Total	$166,952

Operating lease rent expense (including real estate taxes and common area maintenance costs) was approximately $65,104 and $86,950 for the years ended December 31, 2014 and 2013. Rent expense is allocated to operating expenses in the accompanying consolidated statements of operations. As a result of the early termination of the lease in February 2015, the Company paid $21,357 and was released from all future rental commitments.

10. CONCENTRATIONS

For the year ended December 31, 2014, there were not any retail distribution customers that represented greater than 10% of total sales revenue. Our wholesale revenues were derived from retailers located in Canada, Hong Kong, the United Kingdom, and the United States. For the year ended December 31, 2013 there was one retail distribution customer representing greater than 10% of total sales revenue. Century 21 Department Stores, Inc. represented 13.5% of total sales revenue and 12.6% of accounts receivables for the year ended December 31, 2013. We have continued to diversify our customer base by focusing on direct to consumer sales and our concentration risk has improved markedly for the year ending December 31, 2014. We have not experienced any significant difficulties in collecting our accounts receivable in the past. Total direct to consumer sales for the year ending December 31, 2014 was approximately $265,875 through our branded retail store and $46,772 through our branded website.

11. SUBSEQUENT EVENTS

On March 2, 2015 the Financial Industry Regulatory Authority (FINRA) approved the Company’s name change from Horiyoshi Worldwide, Inc. to HW Holdings, Inc.

On April 5, 2015 the Company entered into subscription agreements with two investors for the issuance of 5,000,000 shares of common stock at a price of $0.01 per share. The shares are still pending issuance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain and develop disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers.  Under the new management team, as required by SEC Rule 15d-15(b), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our principal executive and our principal financial officer concluded that while we believe we currently have ineffective disclosure controls and procedures we will to continue to develop such controls and procedures to assure their effectiveness in the future.  The policies we have developed are instituted firm wide and management will require testing of these controls and procedures in the future.  The management team will also provide guidance to employees to ensure clear understanding of the controls and procedures. The firm will utilize its technology to assist in the process of overseeing its business practices.

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

Management assessed our internal control over financial reporting as of December 31, 2014. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2014, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters and lack of expertise to identify and assess unusual or complex accounting transactions. These constitute material weaknesses in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the year ended December 31, 2014. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. For unusual or complex accounting transactions we will bring in an outside consultant to assess these transactions. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to final rulings of the SEC that permit us to provide only management’s report in this annual report.

No change in our internal control over financial reporting occurred during the last fiscal quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Kerry Chung	President, Chief Executive Officer, Treasurer and Director	34	November 17, 2011 appointed as director, February 12, 2013 appointed as President, Chief Executive Officer and Treasurer
Darren Takemoto, CPA	Chief Financial Officer, and Secretary, Director	33	November 17, 2011 appointed as director, February 28, 2012 appointed as Chief Financial Officer and Secretary
Raymond A. Catroppa, CFA	Director	51	November 5, 2010, resigned as Chief Financial Officer and Secretary on February 28, 2012

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

In 2008 we adopted a Code of Ethics that applies to all of our employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our President c/o Horiyoshi Worldwide Inc. at 506 S. Spring St #13575, Los Angeles, CA 90013.

Board and Committee Meetings

Our board of directors currently consists of Kerry Chung, Raymond A. Catroppa, and Darren Takemoto. The Board held no formal meetings during the year ended December 31, 2014. As the company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the company is continuing to develop a comprehensive Board of Directors and does not have a specified Audit Committee. The company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise in 2015.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2014 and 2013; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Kerry Chung(1) President, Chief Executive Officer, Treasurer and Director	2014 2013	$48,000 $48,000	0 0	0 0	0 0	0 0	0 0	0 0	$48,000 $48,000
Darren Takemoto, CPA(2) Chief Financial Officer, Secretary and Director	2014 2013	$80,000 $80,000	0 0	0 0	0 0	0 0	0 0	0 0	$80,000 $80,000
Raymond A. Catroppa, CFA(3) Director and Former Chief Financial Officer and Secretary	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Mitsuo Kojima(4) Former President, Chief Executive Officer, Treasurer and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Mr. Chung was appointed as a director of our company on November 17, 2011. He was appointed as President, Chief Executive Officer, and Treasurer on February 12, 2013.
(2)	Mr. Takemoto was as a director of our company on November 17, 2011. He was appointed as Chief Financial Officer and Secretary on February 28, 2012.
(3)	Mr. Catroppa resigned as Chief Financial Officer and Secretary of our company on February 28, 2012.
(4)	Mr. Kojima resigned as President, Chief Executive Officer, Treasurer, and director of our company on February 12, 2013

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

2014 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

Name and Principal Position	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date ($)
		Exercisable	Unexercisable
Kerry Chung President, Chief Executive Officer, Treasurer and Director	2014 2013	0 0	0 0	0 0	0 0	N/A N/A
Darren Takemoto, CPA Chief Financial Officer, Secretary and Director	2014 2013	0 0	0 0	0 0	0 0	N/A N/A
Raymond A. Catroppa, CFA Director and Former Chief Financial Officer and Secretary	2014 2013	3,333 3,333	0 0	0 0	$60.00 $60.00	Do not expire Do not expire

At December 31, 2014 there were 3,333 warrants to purchase equity shares at $60.00 per share outstanding.

On January 1, 2011, we entered into a consulting agreement with Raymond A. Catroppa, CFA. Pursuant to the terms of the consulting agreement, we provided Mr. Catroppa with 3,333 warrants to purchase equity shares at $60.00 per share. The consulting agreement was for a period of twelve months and was not renewed.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2011 there were 3,333 warrants to purchase equity shares at $60.00 per share which were vested. There were no options exercised by our named officers during the year ended December 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Kerry Chung 506 S. Spring Street #13575 Los Angeles, CA 90013	6,200,000 common shares	12.11%
Darren Takemoto 506 S. Spring Street #13575 Los Angeles, CA 90013	5,820,000 common shares	11.37%
Raymond A. Catroppa, CFA 20 Granada Place, Massapequa, NY 11758	3,333 Warrants and 200,000 common shares	0.004%
Directors and Executive Officers as a Group(1)	12,220,000 common shares	23.87%
Lone Star Capital Limited 16E, Neich Tower, 128 Gloucester Road Wanchai, Hong Kong	22,965,278	44.85%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2014. As of December 31, 2014 there were 51,202,278 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As of December 31, 2014, our company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $93,138.

As of December 31, 2014 our company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,626,978.

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

On June 1, 2011, as a result of rising costs in Japan and weakness of the United States Dollar against the Japanese Yen, our Company ceased its manufacturing relationship with Stone Corporation and entered into an amended agreement for licensing rights. Pursuant to the amended license agreement we hold the exclusive, worldwide rights to use, and sublicense to use, rights related to the mark “HORIYOSHI”, and all derivatives thereof, in connection with the manufacture, promotion, sale and distribution of all products, goods, and services, in all categories, without limitation. The amended license agreement expired on May 31, 2012 and contains five extension options in five year increments. The Company terminated its agreement with Stone Corporation on September 1, 2014. During the year ended December 31, 2014, as consideration for the IP rights, we recognized $240,000 of expenses related to license fees, all of which have been included in accrued expenses at December 31, 2014.

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

In May 2014, the Company entered into subscription agreements with 14 subscribers for the issuance of 27,892,098 common shares at a deemed price of $0.02 per share. The 27,892,098 shares were issued in partial compensation for consulting services rendered, or to be rendered, to the Company by the subscribers. 12,220,000 of the shares were issued to current officers and directors.

In July 2014, the management and directors of Horiyoshi Worldwide, Inc. authorized the conversion of $450,000 of debt held by Lonestar Capital Limited, into restricted shares of HHWW common stock to be valued at $0.02. This transaction increased the number of shares issued and outstanding to 51,202,278.

Director Independence

As of December 31, 2014 we acted with three (3) directors, consisting of Kerry Chung, Darren Takemoto, and Raymond A. Catroppa.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for fiscal year ended December 31, 2013 for professional services rendered by the our independent auditors for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2014	December 31, 2013
Audit Fees – EFP Rotenberg LLP	$26,808	$24,569
Audit Fees – MaloneBailey LLP	$7,000	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$33,808	$24,569

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

HW HOLDINGS, INC.
(Registrant)
Dated: April 8, 2015
Kerry Chung
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 8, 2015
Darren Takemoto, CPA
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 8, 2015
Kerry Chung
President, Chief Executive Officer and Director
(Principal Executive Officer)