Form 10-Q
period 2015-03-31
HW Holdings, Inc.
filed 2015-05-20
CIK 1396118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number 000-53976

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

☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

As of May 19, 2015, there were 58,202,278 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of HW Holdings, Inc.,(the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "HHWW" refers to HW Holdings, Inc.

PART I- FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements as of December 31, 2014 and notes thereto contained in our Company's Form 10-K filed with the SEC on April 8, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

HW HOLDINGS INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$3,169	$7,140
Accounts receivable (net)	933	946
Prepaid expenses and other assets	6,858	29,848
Inventory	59,247	61,060

Total current assets	70,207	98,994

Property and equipment, net	30,568	33,351

Total assets	$100,775	$132,345

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$292,127	$321,867
Deferred Revenue	9,024	8,980
Accrued expenses	923,333	916,156
Due to shareholders	105,138	93,138
Demand loan	150,000	150,000
Related party, demand loan	1,634,478	1,626,978

Total current liabilities	3,114,100	3,117,119

Total liabilities	$3,114,100	$3,117,119

Stockholders’ Deficit:
Preferred stock, par value $0.001, 100,000,000 shares authorized, none issued and outstanding
Common stock, par value $0.001, 1,081,100,000 shares authorized, 56,202,278 shares issued and outstanding as of March 31, 2015 and December 31, 2014	56,202	51,202
Additional Paid-in Capital	6,742,480	6,697,480
Accumulated other comprehensive income	69,502	19,334
Accumulated deficit	(9,881,509)	(9,752,790)

Total stockholders' deficit	(3,013,325)	(2,984,774)

Total liabilities and stockholders' deficit	$100,775	$132,345

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2015	2014

Revenue, net	$3.456	$106,795

Cost of sales	1,813	56,599

Gross profit	$1,643	$50,196

Operating Expenses

Selling expenses	330	10,487
General and administrative expenses	72,362	276,066
Depreciation	2.784	6,729

Total operating expenses	$75,476	$293,282

Loss from operations	(73,833)	(243,086)

Non-operating income (expenses)

Other income	150
Loss on early lease termination	(6,605)
Foreign currency transaction gain/(loss)	(46,325)	9,822

Net loss before interest and taxes	(126,613)	(233,264)
Interest expense	2,106	15,994
Net loss before income taxes	(128,719)	(249,258)
Income taxes	—	—
Net loss	$(128,719)	$(249,258)
Foreign currency translation adjustment	50,168	(8,601)
Comprehensive loss	$(78,551)	$(257,859)

Earnings (loss) per share of common stock	$(0.00)	$(0.32)

Weighted average shares of common stock outstanding	52,898,945	810,180

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(128,719)	$(249,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,784	6,729
Allowance for doubtful accounts	—	(501)

Changes in operating assets and liabilities:

Accounts receivable	—	12,307
Prepaid expenses and other assets	22,477	(14,574)
Inventory	1,813	34,775
Accounts payable	(29,126)	(31,493)
Deferred revenue	44	632
Accrued expenses	11,154	116,212

Net cash used in operating activities	(119,573)	(125,171)

Cash flows from financing activities
Proceeds from loans from shareholders	12,000	—
Repayment of loans from shareholders	—	(500)
Proceeds from related party demand loans	7,500	152,090
Repayment of related party demand loans	—	(17,000)
Proceeds from the sale of common stock	50,000	—

Net cash provided by financing activities:	69,500	134,590
Effect of foreign currency translation on cash and cash equivalents	46,102	42
Net increase (decrease) in cash	(3,971)	9,461
Cash - beginning of period	7,140	11,728
Cash - end of period	$3,169	$21,189

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 1. Organization and Business

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

Going Concern, Liquidity and Management's Plan

As of March 31, 2015 our Company has accumulated losses of $9,881,509 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of HW Holdings, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying unaudited HW Holdings, Inc. consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 included in the Company's Annual Report on Form 10-K. In the opinion of management, the interim unaudited consolidated financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented.

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

Note 3. Related Party Transactions

As of March 31, 2015 and December 31, 2014, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $105,138 and $93,138, respectively. This amount is included on the balance sheet under “Due to shareholders”.

As of March 31, 2015 and December 31, 2014, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,634,478 and $1,626,978, respectively. This amount is included on the balance sheet under “Related party, demand loan”.

On August 30, 2012, our Company entered into a credit facility agreement with AMS Holdings Limited. The credit facility has an aggregate principal amount of $300,000 and can be drawn on at any time. Any amounts outstanding are due on the demand of the lender and are non-interest bearing. As of March 31, 2015 and December 31, 2014, our Company was obligated to AMS Holdings Limited for $150,000. This amount is included on the balance sheet under “Demand loans”.

Note 4. Capital Transactions

On April 5, 2015 the Company entered into subscription agreements with two investors for the issuance of 5,000,000 shares of common stock at a price of $0.01 per share. This transaction increased the number of shares issued and outstanding to 56,202,278.

Note 5. Subsequent Events

On May 19, 2015 the Company entered into a subscription agreement with Capital Rely Limited for the issuance of 2,000,000 shares of common stock at a price of $0.01 per share. This transaction increased the number of shares issued and outstanding to 58,202,278.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months ended March 31, 2015 and 2014.

Operating results for the three months ended March 31, 2015 and 2014 are summarized below:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue	$3,456	$106,795
Cost of sales	1,813	56,599
Gross Profit	1,643	50,196
Expenses	75,476	293,282
Other income (expense)	(52,780)	9,822
Interest expense	2,106	15,994
Net Loss	$(128,719)	$(249,258)

Revenue

We earned revenues of $3,456 for the three months ended March 31, 2015 compared to revenues of $106,795 for the three months March 31, 2014. Revenues decreased as a result of reduced web sales as well as the closure of our branded retail outlet.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2015 were $1,813 compared to $56,599 for the three months ended March 31, 2014. Cost of goods sold represented 52% of sales for the three months ended March 31, 2015 as compared to 53% for the three months ended March 31, 2014. The slight decrease in cost of goods sold as a percentage of sales for the three month period ended March 31, 2015 can be attributed to the sale of old season inventory where reserves had already been accounted for in prior quarters.

Expenses

Our total expenses for the three months ended March 31, 2015 and 2014 are outlined in the table below:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Selling	$330	$10,487
General and administrative	72,362	276,066
Depreciation	2,784	6,729
Total expenses	$75,476	$293,282

For the three months ended March 31, 2015 expenses decreased $217,806, or 74%, to $75,476 as compared to $293,282 for the corresponding period in 2014. This decrease can be attributed to the closure of our branded retail store which led to significant decreases in rent, salaries, and office expenses.

Liquidity and Financial Condition

Working Capital
	At March 31, 2015	At December 31, 2014	Change
Current Assets	$70,207	$98,994	$(28,787)
Current Liabilities	$3,114,100	$3,117,119	$3,019
Working Capital	$(3,043,893)	$(3,018,125)	$(25,768)

Cash Flows
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net Cash Used in Operating Activities	$(119,573)	$(125,171)
Net Cash Provided by Investing Activities	$—	$—
Net Cash Provided by Financing Activities	$69,500	$134,590
Net Effect of Foreign Currency Translation	$46,102	$42
Net Increase (Decrease) in Cash During the Period	$(3,971)	$9,461

For the three months ended March 31, 2015, net cash used in operating activities was $119,573 as a result of changes in our working capital and a three month net loss of $128,719.

For the three months ended March 31, 2015, net cash provided by financing activities was $69,500 as a result of proceeds of loans from shareholders and related parties, as well as proceeds from the sale of common stock.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of March 31, 2015 is $3,456.

Prior to the $5,000,000 in equity financing in December 2010, our Company funded some of its operations through debt financing with related party transactions.

As of March 31, 2015, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $105,138.

As of March 31, 2015, our Company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $1,634,478.

As of March 31, 2015, our Company was obligated to AMS Holdings Limited, for a non-interest bearing demand loan with a balance of $150,000.

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

Going Concern

For the three months ended March 31, 2015, our Company incurred a loss of $128,719 and an accumulated deficit of $9,881,509. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation and (ii) Bylaws
3.1	Certificate of Amendment filed with the Nevada Secretary of State on June 17, 2010, effective June 21, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on July 20, 2010).
3.2	Bylaws (Incorporated by reference from exhibit 3.2 of our Registration Statement on Form SB-2 filed on April 13, 2007).
3.3	Amendment to the Articles of Incorporation of Registrant as filed with the Nevada Secretary of State on April 30, 2009 (Incorporated by reference from exhibit 3.1 of our Current Report on Form 8-K filed on May 8, 2009).
(10)	Material Contracts
10.1	License Agreement dated September 17, 2008 between Horiyoshi III Worldwide Ltd. and Stone Corporation Inc. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.2	Share Exchange Agreement among the company, Horiyoshi the Third Limited and the Shareholders of Horiyoshi the Third Limited dated September 1, 2010. (Incorporated by reference from our Current Report on Form 8-K filed on September 3, 2010).
10.3	Amendment to Share Exchange Agreement dated November 5, 2010 with Horiyoshi the Third Limited. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.4	Share Cancellation Agreement dated November 5, 2010 with Mitsuo Kojima. (Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2010).
10.5	Share Issuance Agreement dated November 29, 2010 with Zyndy Trade Corp.
10.6	Consulting Agreement dated January 1, 2011 with Raymond A. Catroppa (Incorporated by reference from our Current Report on Form 8-K filed on February 28, 2011).
10.7	License Agreement dated June 1, 2011 between Horiyoshi The Third Limited and Stone Corporation Inc.
10.8	Agreement For Settlement of Prepaid Assets and Forgiveness of Debt dated June 30, 2011 between Horiyoshi The Third Limited, Lonestar Capital Limited, and Stone Corporation Inc.
(14)	Code of Ethics
14.1	Code of Ethics (Incorporate by reference from exhibit 14 of our Annual Report on Form 10-KSB filed on March 26, 2008
(21)	Subsidiaries of the Registrant
21.1	Horiyoshi the Third Limited
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Certification of Acting Chief Financial Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HW HOLDINGS, INC.
(Registrant)
Dated: May 20, 2015	/s/ Kerry Chung
Kerry Chung
President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 20, 2015	/s/ Darren Takemoto
Darren Takemoto
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

