Form 10-Q
period 2015-06-30
HW Holdings, Inc.
filed 2015-08-19
CIK 1396118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

☐  Yes  ☒  No

As of August 12, 2015, there were 58,202,278 shares of the registrant’s $0.001 par value common stock issued and outstanding.

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED UNAUDITED FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
ITEM 4.	CONTROLS AND PROCEDURES	11

PART II. OTHER INFORMATION
		12
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4.	MINE SAFETY DISCLOSURES	12
ITEM 5.	OTHER INFORMATION	12
ITEM 6.	EXHIBITS	13

-1-

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

-2-

PART I - FINANCIAL INFORMATION

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

-3-

HW HOLDINGS INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$—	7,140
Accounts receivable (net)	79,592	946
Prepaid expenses and other assets	6,900	29,848
Inventory	26,327	61,060

Total current assets	112,819	98,994

Property and equipment, net	27,784	33,351

Total assets	$140,603	132,345

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$300,496	321,867
Deferred Revenue	10,126	8,980
Accrued expenses	966,249	916,156
Due to shareholders	105,138	93,138
Demand loan	150,000	150,000
Related party, demand loan	1,634,478	1,626,978

Total current liabilities	3,166,487	3,117,119

Total liabilities	$3,166,487	3,117,119

Stockholders’ Deficit
Preferred stock, par value $0.001, 100,000,000 shares authorized, none issued and outstanding
Common stock, par value $0.001, 1,081,100,000.shares authorized, 58,202,278 and 51,202,278 shares issued and outstanding as of June 30, 2015 and December 31, 2014	58,202	51,202
Additional Paid-in Capital	6,760,480	6,697,480
Accumulated other comprehensive income	5,790	19,334
Accumulated deficit	(9,850,356)	(9,752,790)

Total stockholders' deficit	(3,025,884)	(2,984,774)

Total liabilities and stockholders' deficit	$140,603	132,345

The accompanying notes are an integral part of the condensed unaudited consolidated financial statements

F-1

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue, net	85,119	117,296	88,575	224,091

Cost of sales	32,920	61,867	34,733	118,466

Gross profit	52,199	55,429	53,842	105,625

Operating Expenses

Selling expenses	312	5,190	642	15,677
General and administrative expenses	75,495	338,013	147,857	614,079
Depreciation and amortization	2,784	6,567	5,568	13,296

Total operating expenses	78,591	349,770	154,067	643,052

Loss from operations	(26,392)	(294,341)	(100,225)	(537,427)

Non-operating income (expenses)
Other income	9	—	159	—
Loss on early lease termination	—	—	(6,605)	—
Foreign currency transaction gain	58,371	25,935	12,046	35,757
Net income (loss) before interest and taxes	31,988	(268,406)	(94,625)	(501,670)
Interest expense	(835)	(17,471)	(2,941)	(33,465)
Net income (loss) before income taxes	31,153	(285,877)	(97,566)	(535,135)
Income taxes	—	—	—	—
Net income (loss)	31,153	(285,877)	(97,566)	(535,135)
Foreign currency translation adjustment	(63,712)	(25,112)	(13,544)	(33,713)
Comprehensive loss	(32,559)	(310,989)	(111,110)	(568,848)

Income (loss) per share of common stock	(0.00)	(0.35)	(0.00)	(0.66)

Weighted average shares of common stock outstanding	57,535,611	810,180	55,202,278	810,180

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements

F-2

HW HOLDINGS, INC. (F.K.A. HORIYOSHI WORLDWIDE, INC.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,	June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(97,566)	$(535,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,567	13,296
Allowance for doubtful accounts	—	(4,435)

Changes in operating assets and liabilities:
Accounts receivable	(78,646)	11,822
Prepaid expenses and other assets	22,948	(5,224)
Inventory	34,733	33,454
Accounts payable	(21,371)	(31,710)
Deferred revenue	1,146	5,839
Accrued expenses	50,093	232,459
Net cash used in operating activities	(83,096)	(279,634)

Cash flows from financing activities
Proceeds from loan from shareholder	12,000	—
Repayment of loan from shareholder	—	(1,880)
Proceeds from the sale of common stock	70,000	—
Proceeds from related party demand loan	7,500	293,090
Repayment of related party demand loan	—	(19,500)
Net cash provided by financing activities:	89,500	271,710
Effect of foreign currency translation on cash and cash equivalents	(13,544)	(343)
Net increase (decrease) in cash	(7,140)	(8,267)
Cash - beginning of period	7,140	11,728
Cash - end of period	$—	$3,461

The accompanying notes are an integral part of the condensed unaudited consolidated financial statements

F-3

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

Going Concern, Liquidity and Management's Plan

As of June 30, 2015 our Company has accumulated losses of $9,850,356 since inception and has earned no net income since inception. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Related Party Transactions

As of June 30, 2015 and December 31, 2014, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $105,138 and $93,138, respectively. During the six months ended June 30, 2015, the director loaned the company an additional $12,000. These amounts are included on the balance sheet under “Due to shareholders”.

As of June 30, 2015 and December 31, 2014, our Company was obligated to Lone Star Capital Limited, for a non-interest bearing demand loan with a balance of $1,634,478 and $1,626,978, respectively. During the six months ended June 30, 2015 Lone Star Capital Limited, loaned the company an additional $7,500. These amounts are included on the balance sheet under “Related party, demand loan”.

On August 30, 2012, our Company entered into a credit facility agreement with AMS Holdings Limited. The credit facility has an aggregate principal amount of $300,000 and can be drawn on at any time. Any amounts outstanding are due on the demand of the lender and are non-interest bearing. As of June 30, 2015 and December 31, 2014, our Company was obligated to AMS Holdings Limited for $150,000. This amount is included on the balance sheet under “Demand loans”.

Our Company has retained Juna Chung, the wife of our Company’s CEO, as a general assistant, designer, and fashion consultant. During the six months ended June 30, 2015, we have paid her consulting fees of $8,400.

Note 3. Capital Transactions

On April 5, 2015 the Company entered into subscription agreements with two investors for the issuance of 5,000,000 shares of common stock at a price of $0.01 per share for total proceeds of $50,000. This transaction increased the number of shares issued and outstanding to 56,202,278.

On May 19, 2015 the Company entered into a subscription agreement with an investor for the issuance of 2,000,000 shares of common stock at a price of $0.01 per share for total proceeds of $20,000. This transaction increased the number of shares issued and outstanding to 58,202,278.

F-4

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three and six months ended June 30, 2015 and June 30, 2014.

Operating results for the three and six months June 30, 2015 and June 30, 2014 are summarized below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$85,119	$117,296	$88,575	$224,091
Cost of Sales	32,920	61,867	34,733	118,466
Gross Profit	52,199	55,429	53,842	105,625
Expenses	78,591	349,770	154,067	643,052
Other income	58,380	25,935	5,600	35,757
Interest expense	835	17,471	2,941	33,465
Net Income (Loss)	$31,153	$(285,877)	$(97,566)	$(535,135)

Revenue

We earned revenues of $85,119 for the three months ended June 30, 2015 compared to revenues of $117,296 for the three months June 30, 2014. For the six months ended June 30, 2015 we earned revenues of $88,575 compared to $224,091 for the corresponding period in 2014. Revenues decreased in the three and six months periods as a result budget constraints leading to decreased production and a lack of new season inventory.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2015 were $32,920 compared to $61,867 for the three months ended June 30, 2014. Cost of goods sold represented 39% of sales for the three months ended June 30, 2015 as compared to 53% for the three months ended June 30, 2013. For the six months ended June 30, 2015, cost of goods sold were $34,733, or 39% of sales, compared to $118,466, or 53% of sales, for the six months ended June 30, 2014. The decrease in cost of goods sold as a percentage of sales for the three and six month periods ended June 30, 2015, is the result of the sale of old season inventory to wholesale discount retailers. The majority of the items sold had values that were written down below cost in previous quarters which caused an increase in gross margin for the three and six months periods ended June 30, 2015.

Expenses

Our total expenses for the three and six months ended June 30, 2015 and 2014 are outlined in the table below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Selling	$312	$5,190	$642	$15,677
General and administrative	75,495	338,013	147,857	614,079
Depreciation	2,784	6,567	5,568	13,296
Total expenses	$78,591	$349,770	$154,067	$643,052

For the three months ended June 30, 2015 expenses decreased $271,179, or 76%, to $78,591 as compared to $349,770 for the corresponding period in 2014. For the six months ended June 30, 2015 expenses decreased $488,985 or 76%, to $154,067 as compared to $643,052 for the corresponding period in 2014. This decrease can be attributed to a management’s implementation of an aggressive cost cutting initiative which led to decreases in travel, meals and entertainment expense, consulting fees, and office expenses.

Liquidity and Financial Condition

Working Capital
	At June 30, 2015	At December 31, 2014	Change
Current Assets	$112,819	$98,994	$13,825
Current Liabilities	$3,166,487	$3,117,119	$(49,368)
Working Capital	$(3,053,668)	$(3,018,125)	$(35,543)

Cash Flows
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net Cash Used in Operating Activities	$(83,096)	$(279,634)
Net Cash Provided by Investing Activities	$—	$—
Net Cash Provided by Financing Activities	$89,500	$271,710
Net Effect of Foreign Currency Translation	$(13,544)	$(343)
Net (Decrease) Increase in Cash During the Period	$(7,140)	$(8,267)

For the six months ended June 30, 2015, net cash used in operating activities was $83,096 as a result of changes in our working capital and a six month net loss of $97,566.

For the six months ended June 30, 2015, net cash provided by financing activities was $89,500 as a result of loans received from shareholders and related parties as well as proceeds received from the sale of common stock.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of June 30, 2015 is $0.

Prior to the $5,000,000 in equity financing in December 2010, our Company funded some of its operations through debt financing with related party transactions.

As of June 30, 2015, our Company was obligated to Steve Suk, a Director of Horiyoshi the Third Limited, for a non-interest bearing demand loan with a balance of $105,138.

As of June 30, 2015, our Company was obligated to Lone Star Capital Limited, a related party, for a non-interest bearing demand loan with a balance of $1,634,478.

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

Going Concern

For the six months ended June 30, 2015, our Company incurred a loss of $97,566 and an accumulated deficit of $9,850,356. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(14)	Code of Ethics
14.1	Code of Ethics (Incorporate by reference from exhibit 14 of our Annual Report on Form 10-KSB filed on March 26, 2008
(21)	Subsidiaries of the Registrant
21.1	Horiyoshi the Third Limited
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Finance Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HW HOLDINGS, INC.
(Registrant)
Dated: August 18, 2015	/s/ Kerry Chung
Kerry Chung
President, Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Finance Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.