Form 10-K/A
period 2014-12-31
HW Holdings, Inc.
filed 2015-09-09
CIK 1396118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K/A

(Amendment No. 1)

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

51,202,278 as of April 7, 2015

 Explanatory Response

The amendments contained forthwith and applied in the accompanying filings are deemed to resolve all outstanding comments addressed in a letter to Our Company this year by the Securities and Exchange Commission .

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

HW HOLDINGS, INC.
(Registrant)
Dated: April 8, 2015	/s/ Kerry Chung
Kerry Chung
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 8, 2015	/s/ Darren Takemoto
Darren Takemoto, CPA
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 8, 2015	/s/ Kerry Chung
Kerry Chung
President, Chief Executive Officer and Director
(Principal Executive Officer)